Form 10QSB
period 2004-07-31
RAPA MINING INC
filed 2004-09-14
CIK 1282549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition Period from _____________ to _____________

Commission file number 333-113627

RAPA MINING INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0415276
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 900, 555 Burrard Street

Vancouver, British Columbia, V7X 1M8, Canada

(Address of principal executive offices)

(604) 836-5999

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,800,000 shares of common stock are issued and outstanding as of September 13, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - Financial Information

Item 1.

Financial Statements.

The financial statements included herein have been prepared by Rapa Mining Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2004, and its results of operations for the six-month period ended July 31, 2004, and its cash flows for the six-month period ended July 31, 2004. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form SB-2.

Rapa Mining Inc.

(An Exploration Stage Company)

Balance Sheet

(Unaudited)

July 31,
2004

ASSETS

Current Assets
Cash and cash equivalents	$ 2,786
Deferred tax asset less valuation allowance of $15,305	-

Total Assets	$ 2,786

LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities
Accounts payable and accrued liabilities	$ 6,515
Total Current Liabilities	6,515

Deficiency in Assets
Common stock, $0.001 par value; 75,000,000 shares authorized, 5,800,000 issued and outstanding	5,800
Additional paid-in capital	34,200
Deficit accumulated during the exploration stage	(43,729)

Total Deficiency in Assets	(3,729)

Total Liabilities and Deficiency in Assets	$ 2,786

The accompanying notes are an integral part of these interim financial statements.

Rapa Mining Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Cumulative amounts from inception (December 11, 2003) to July 31, 2004	Three-month period ended July 31, 2004	Six-month period ended July 31, 2004

EXPENSES
Bank charges	$ 360	$ 172	$ 276
Filing fees	3,732	1,254	2,728
Mineral property expenditures	19,748	-	-
Office expenses	442	282	408
Professional fees	18,947	7,074	13,700
Transfer agent	500	500	500

Loss before income taxes	43,729	9,282	17,612

Provision for income taxes	-	-	-

Net loss	$ (43,729)	$ (9,282)	$ (17,612)

Basic and diluted net loss per share		$ -	$ -

Weighted average number of shares of common stock outstanding		5,800,000	5,800,000

The accompanying notes are an integral part of these interim financial statements.

Rapa Mining Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Cumulative amounts from inception (December 11, 2003) to July 31, 2004	Six-month period ended July 31, 2004

Cash flows from operating activities
Net loss	$ (43,729)	$ (17,612)
Adjustments to reconcile net loss to cash used by operating activities
Stock issued for mineral property acquisition	2,000	-
Change in liabilities:
Increase in accounts payable and accrued liabilities	6,515	1,515

Net cash used in operating activities	(35,214)	(16,097)

Cash flows from financing activities
Proceeds from issuing common stock	38,000	-

Net cash provided by financing activities	38,000	-

Change in cash and cash equivalents for the period	2,786	(16,097)

Cash and cash equivalents, beginning of period	–	18,883

Cash and cash equivalents, end of period	$ 2,786	$ 2,786

Cash paid during the period for interest	$ –	$ –

Cash paid during the period for income taxes	$ –	$ –

The accompanying notes are an integral part of these interim financial statements.

Rapa Mining Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

July 31, 2004

(Unaudited)

1.   HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on December 11, 2003, under the Laws of the State of Nevada and is in the business of exploring mineral properties. The Company has not yet determined whether its properties contain mineral resources that may be economically recoverable.  The Company therefore has not reached the development stage and is considered to be an exploration stage company.

The recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the exploration and upon future profitable production.

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the period ended January 31, 2004. The results of operations for the six-month period ended July 31, 2004, are not necessarily indicative of the results to be expected for the year ending January 31, 2005.

2.   GOING CONCERN

These financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common stock. Continued operations of the Company are dependent on the Company’s ability to complete additional equity financings or generate profitable operations in the future.  Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

July 31, 2004 (Unaudited)

Deficit accumulated during the exploration stage	$ (43,729)
Working capital deficit	(3,729)

Rapa Mining Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

July 31, 2004

(Unaudited)

3.   SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Foreign currency translation

Transaction amounts denominated in foreign currencies are translated into United States currency at exchanges rates prevailing at transactions dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Gains and losses from restatement of foreign currency monetary assets and liabilities are included in income.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Mineral properties

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

Environmental requirements

At the report date, environmental requirements related to mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock.

Rapa Mining Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

July 31, 2004

(Unaudited)

3.   SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) (revised on December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

The adoption of the new pronouncement did not have a material effect on the Company’s financial position or results of operations.

4.   MINERAL PROPERTY

Pursuant to an option agreement dated January 5, 2004, the Company has the right to acquire a 100% interest in certain mining claims located in the Kamloops Mining Division of British Columbia, Canada for $10,000 (paid), the issuance of 200,000 shares of the Company’s common stock (issued) and incurring exploration and expenditures of $100,000 in various stages by October 2005.  As the claims do not contain any known reserves, the acquisition costs were expensed during the period ended January 31, 2004. The mineral property claims expire February 19, 2005.

5.   COMMON STOCK

On December 18, 2003, the Company issued 2,000,000 shares of common stock at a price of $0.001 per share under Regulation S of the Securities Act of 1933 for total proceeds of $2,000.

On January 5, 2004, the Company issued 200,000 shares of common stock at a price of $0.01 per share under Regulation S of the Securities Act of 1933 in conjunction with the signing of an option agreement for certain mining claims.

On January 16, 2004, the Company issued 3,600,000 shares of common stock at a price of $0.01 per share under Regulation S of the Securities Act of 1933 for total proceeds of $36,000.

6.   RELATED PARTY TRANSACTIONS

During the period from inception (December 11, 2003) to July 31, 2004, the Company issued 2,000,000 shares of its common stock for proceeds of $2,000 to an officer and director of the Company.

Rapa Mining Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

July 31, 2004

(Unaudited)

7.   FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

8.   SEGMENT INFORMATION

The Company operates in one reportable segment, being the exploration of mineral properties, in Canada.

Item 2.

Management’s Discussion and Analysis or Plan of Operations.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”,  “anticipate”,  “believe”, “estimate”,  “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various risk factors in other reports we file with the SEC, including our Form SB-2 dated August 10, 2004. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. By a mineral property agreement dated January 5, 2004, we have the option to acquire a 100% interest in the Chu Chua property. The Chu Chua property consists of two mineral claims located approximately fifteen miles north of the town of Barriere in the Kamloops Mining Division, British Columbia, Canada. Both claims are in good standing with the Province of British Columbia until February 19, 2005.

To avoid termination of the option agreement, we must incur at least $15,000 in exploration expenditures by October 31, 2004, on the mineral property and a further $85,000 by October 31, 2005. If the above exploration expenditures have not been made by the prescribed deadlines, the option agreement will terminate and we will lose any and all rights to earn the mineral claims. We presently do not have sufficient funds to incur the $15,000 in exploration expenditures and there are no assurances that the funds will be available in the future. If we cannot incur the exploration expenditures by the prescribed deadline, we must either renegotiate the option agreement with the property vendor or lose any and all interest in the Chu Chua property.

Since we are an exploration stage company, there are no assurances that a commercially viable mineral deposit exists on our property, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for its future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the Chu Chua property, and there is no assurance that we will discover one.

Results of Operations

We have no operating revenues since our inception on December 11, 2003 through to July 31, 2004. Our activities have been financed from the proceeds of share subscriptions. From our inception, on December 11, 2003, to July 31, 2004, we have raised a total of $38,000 from private offerings of our securities.

For the six-month period ended July 31, 2004, we incurred operating costs of $17,612. These operating costs included $13,700 in professional fees for the ongoing legal and accounting costs of the Form SB-2 filings. We also incurred filing fees during the six-month period ended July 31, 2004 of $2,728 for uploading our filings to Edgar.

For the three-month period ended July 31, 2004, we incurred operating costs of $9,282, including $7,074 in professional fees and $500 as a start-up fee for our transfer agent.

For the period from inception, December 11, 2003, to July 31, 2004, we incurred operating costs of $43,729. These operating costs included $19,748 in mineral property expenditures for the acquisition of the claims and the cost of the geological report, all incurred in the last fiscal year. In addition, we incurred $18,947 in professional fees during the period for legal and accounting services. We also incurred filing fees during the period of $3,732 for the filing fee costs associated with incorporation, the ongoing filing fees to keep the Chu Chua property in good standing and our filings on Edgar.

Liquidity and Capital resources

At July 31, 2004, we had cash on hand of $2,786 and had a working capital deficit of $3,729. This compares with cash on hand of $18,883 and working capital of $13,883 as at January 31, 2004.

We have funded our business to date from sales of our common stock. Gross proceeds from the sale of our common stock during the period from inception, on December 11, 2003, through to the year ended January 31, 2004, totaled $38,000. This compares with no such proceeds for the six-month period ended July 31, 2004. Cash used in operating activities was $16,097 for the six-month period ended July 31, 2004 which primarily consisted of the net loss during the period of $17,612.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the mineral claims and our venture will fail.

By October 31, 2004, we are required to incur exploration expenditures totaling $15,000 in order to keep our option to acquire a 100% interest in the Chu Chua property in good standing. Should we fail to incur the exploration expenses, the property vendor is entitled to terminate the option. We may terminate the option agreement at any time without further obligation.

READERS SHOULD REFER TO RISK FACTORS SET OUT IN THE FORM SB-2 WE FILED AUGUST 10, 2004, TO SEE RISK FACTORS THAT COULD AFFECT AND SUBSTANTIALLY ALTER OUR PLAN OF OPERATION.

Item 3.

Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this report, evaluated the Company’s internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, our Chief Executive Officer and Chief Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in paragraph (a) above.

Part II. - Other Information

Item 1.

Legal Proceedings.

The Company is not aware of any legal proceedings that have been or are currently being undertaken for or against the Company nor is the Company aware of any contemplated.

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.

Default upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None.

Item 6.

Exhibits.

(a) Exhibits

Exhibit Number	Description
31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPA MINING INC.

By_/S/ Brian Cheston_____

Brian Cheston, President, Chief Executive Officer,

Secretary, Treasurer, and Director

Date: September 14, 2004

By_/S/ Brian Cheston______

Brian Cheston, Chief Financial Officer

Date: September 14, 2004