Form 10QSB
period 2004-10-31
RAPA MINING INC
filed 2004-12-03
CIK 1282549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition Period from _____________ to _____________

Commission file number 000-50930

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,115,000 shares of common stock are issued and outstanding as of December 3, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

These financial statements have been prepared by Rapa Mining Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of October 31, 2004, and its results of operation and its cash flows for the nine-month period ended October 31, 2004. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and related notes filed as a part of the Company’s Form SB-2.

Rapa Mining Inc.

(An Exploration Stage Company)

Balance Sheet

(Unaudited)

October 31,
2004

ASSETS

Current Assets
Cash and cash equivalents	$ 57,386
Deferred tax asset, less valuation allowance of $24,028	-

Total Assets	$ 57,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 23,038
Total Current Liabilities	23,038

Contingency (Notes 2 and 4)

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 6,115,000 shares issued and outstanding	6,115
Additional paid-in capital	96,885
Deficit accumulated during the exploration stage	(68,652)

Total Stockholders’ Equity	34,348

Total Liabilities and Stockholders’ Equity	$ 57,386

The accompanying notes are an integral part of these interim financial statements.

Rapa Mining Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Cumulative amounts from inception (December 11, 2003) to October 31, 2004	Three-month period ended October 31, 2004	Nine-month period ended October 31, 2004

EXPENSES
Bank charges	$ 484	$ 124	$ 400
Filing fees	5,400	1,668	4,396
Mineral property expenditures	27,513	7,765	7,765
Office expenses	655	213	621
Professional fees	33,600	14,653	28,353
Transfer agent	1,000	500	1,000

Loss before income taxes	68,652	24,923	42,535

Provision for income taxes	-	-	-

Net loss	$ (68,652)	$ (24,923)	$ (42,535)

Basic and diluted net loss per share		$ -	$ (0.01)

Weighted average number of shares of common stock outstanding		5,916,413	5,839,088

The accompanying notes are an integral part of these interim financial statements.

Rapa Mining Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Cumulative amounts from inception (December 11, 2003) to October 31, 2004	Nine-month period ended October 31, 2004

Cash flows from operating activities
Net loss	$ (68,652)	$ (42,535)
Adjustments to reconcile net loss to cash used by operating activities
Stock issued for mineral property acquisition	2,000	-
Change in liabilities:
Increase in accounts payable and accrued liabilities	23,038	18,038

Net cash used in operating activities	(43,614)	(24,497)

Cash flows from financing activities
Proceeds from sale and issuing common stock	101,000	63,000

Net cash provided by financing activities	101,000	63,000

Change in cash and cash equivalents for the period	57,386	38,503

Cash and cash equivalents, beginning of period	–	18,883

Cash and cash equivalents, end of period	$ 57,386	$ 57,386

Cash paid during the period for interest	$ –	$ –

Cash paid during the period for income taxes	$ –	$ –

The accompanying notes are an integral part of these interim financial statements.

Rapa Mining Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

October 31, 2004

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

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the period ended January 31, 2004. The results of operations for the nine-month period ended October 31, 2004, are not necessarily indicative of the results to be expected for the year ending January 31, 2005.

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

October 31, 2004

Deficit accumulated during the exploration stage	$ (68,652)
Working capital	34,348

Rapa Mining Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

October 31, 2004

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

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of October 31, 2004 there were no potentially dilutive securities outstanding.

Rapa Mining Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

October 31, 2004

(Unaudited)

3.   SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) (revised on December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has significant variable interest. The consolidation requirements of FIN 46 are required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003. The consolidation requirements for all other types of entities are required in financial statements for periods ending March 15, 2004.

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

On September 27, 2004, the Company issued 315,000 shares of common stock at a price of $0.20 per share for total proceeds of $63,000.

Rapa Mining Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

October 31, 2004

(Unaudited)

6.   RELATED PARTY TRANSACTIONS

During the period from inception (December 11, 2003) to July 31, 2004, the Company issued 2,000,000 shares of its common stock, for proceeds of $2,000, to an officer and director of the Company.

At October 31, 2004, included in accounts payable is $40 owed to an officer and director of the Company.

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

Item 2.

Management’s Discussion and Analysis or Plan of Operations.

FORWARD LOOKING STATEMENTS

This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included in our Form SB-2 filed August 10, 2004. Words or phrases such as “will”, “hope”, “expect”, “intend”, “plan” or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect our actual performance and results of operations include the following: general economic conditions; exploration successes, continued availability of capital and financing; adverse weather; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to our business; competition; availability of equipment and qualified personnel and unexpected operational difficulties. Other risks and uncertainties may also affect the outcome of our actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management’s Discussion and Analysis or Plan of Operations.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. By a mineral property agreement dated January 5, 2004, we have the option to acquire a 100% interest in the Chu Chua property. The Chu Chua property consists of two mineral claims located approximately fifteen miles north of the town of Barriere in the Kamloops Mining Division, British Columbia, Canada. Both claims are in good standing with the Province of British Columbia until February 19, 2005, at which time we must pay a filing fee of $1,200 to the Province of British Columbia to extend the claim period one additional year.

To avoid termination of the option agreement, we were to incur at least $15,000 in exploration expenditures on the mineral properties by October 31, 2004, and a further $85,000 by October 31, 2005. On September 27, 2004, we entered into an amendment agreement of the mineral property agreement that extended the initial exploration expenditures of $15,000 to October 31, 2005.

If the above exploration expenditures have not been made by the prescribed deadlines, the option agreement will terminate and we will lose any and all rights to the mineral claims. If we cannot incur the exploration expenditures by the prescribed deadline, we must either renegotiate the option agreement with the property vendor or lose any and all interest in the Chu Chua property.

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

In October 2004, we retained a geological consulting firm to begin work on our planned phase one work program on the mineral properties. To date, the on-site field work has been completed and we expect the balance of the phase one work program to be completed by January or February of 2005.

Results of Operations

We have had no operating revenues since our inception on December 11, 2003, through to October 31, 2004. Our activities have been financed from the proceeds of share subscriptions. From our inception, on December 11, 2003, to October 31, 2004, we have raised a total of $101,000 from the sale of our securities.

For the nine-month period ended October 31, 2004, we incurred operating costs of $42,535. These operating costs included $28,353 in professional fees for the ongoing legal and accounting costs of the quarterly and Form SB-2 filings. We commenced work on our phase one exploration work program in October of 2004 and incurred $7,765 in geological consulting fees. We also incurred filing fees during the nine-month period ended October 31, 2004, of $4,396 for uploading our filings to Edgar.

For the three-month period ended October 31, 2004, we incurred operating costs of $24,923, including $14,653 in professional fees and $7,765 in mineral property expenditures.

For the period from inception, December 11, 2003, to October 31, 2004, we incurred operating costs of $68,652. These operating costs included $27,513 in mineral property expenditures for the acquisition of the mineral claims, the cost of the geological report and the initial work on the phase one work program on the mineral properties. In addition, we incurred $33,600 in professional fees during the period for legal and accounting services. We also incurred filing fees during the period of $5,400 for the filing fee costs associated with incorporation, the ongoing filing fees to keep the Chu Chua property in good standing and our filings on Edgar.

Liquidity and Capital resources

At October 31, 2004, we had cash on hand of $57,386 and had working capital of $34,348. This compares with cash on hand of $18,883 and working capital of $13,883 as at January 31, 2004.

We have funded our business to date from sales of our common stock. Gross proceeds from the sale of our common stock during the period from inception, on December 11, 2003, through to the year ended January 31, 2004, totaled $38,000. This compares with $63,000 for the nine-month period ended October 31, 2004. Cash used in operating activities was $24,497 for the nine-month period ended October 31, 2004 which primarily consisted of the net loss during the period of $42,535.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the mineral claims and our venture will fail.

By October 31, 2005, we are required to incur exploration expenditures totaling $100,000 in order to keep our option to acquire a 100% interest in the Chu Chua property in good standing. Should we fail to incur the exploration expenses, the property vendor is entitled to terminate the option. We may terminate the option agreement at any time without further obligation.

READERS SHOULD REFER TO RISK FACTORS SET OUT IN THE FORM SB-2 WE FILED AUGUST 10, 2004, TO SEE RISK FACTORS THAT COULD AFFECT AND SUBSTANTIALLY ALTER OUR PLAN OF OPERATION.

Item 3.

Controls and Procedures.

Disclosure Controls and Procedures

Our Company maintains disclosure controls and procedures designed to ensure that we are able to collect the information required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of October 31, 2004, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

We also maintain a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

During our last fiscal quarter, there have been no significant changes in such controls or in other factors that have materially affected, or is reasonably likely to materially affect, those controls.

PART II. - OTHER INFORMATION

Item 1.

Legal Proceedings.

We are not aware of any legal proceedings that have been or are currently being undertaken for or against the Company nor are we aware of any contemplated.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Default Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None.

Item 6.

Exhibits.

(a) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
3.3	Specimen Stock Certificate (2)
10.1	Mineral Property Option Agreement (1)
10.2	Amendment Agreement to Option Agreement (3)
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1) Incorporated by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on March 16, 2004.

(2) Incorporated by reference to the Company’s Form 8-A filed with the Securities and Exchange Commission on September 10, 2004.

(3) Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2004.

(b) Reports on Form 8-K

Date of Current Report	Description
September 30, 2004	Form 8-K reporting closing of offering and amendment to mineral property option agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPA MINING INC.

By_/S/ Brian Cheston_____

Brian Cheston, President, Chief Executive Officer,

Secretary, Treasurer, and Director

Date: December 3, 2004

By_/S/ Brian Cheston______

Brian Cheston, Chief Financial Officer

Date: December 3, 2004