Form 10KSB
period 2005-01-31
RAPA MINING INC
filed 2005-05-02
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
  ☒   Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended January 31, 2005

  ☐  Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER 000-50930

RAPA MINING INC.
(Name of small business issuer in its charter)

NEVADA	98-0415276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 900, 555 Burrard Street
Vancouver, British Columbia, Canada	V7X 1M8
(Address of principal executive offices)	(Zip Code)

(604) 836-5999
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for the fiscal year ended January 31, 2005 were: NIL.

The aggregate value of the voting stock held by non-affiliates of the registrant, computed on the basis of the average of the bid and ask price of the registrant’s common stock on April 27, 2005 was $26,500,600.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of April 22, 2005, the Issuer had 42,805,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", and “our company” mean Rapa Mining Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.           DESCRIPTION OF BUSINESS.

OVERVIEW

We were incorporated on December 11, 2003 under the laws of the State of Nevada. Effective on February 18, 2005, we completed a seven-for-one (7:1) split of our issued and outstanding common stock. As a result of the stock split, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 per share, of which 6,115,000 shares were issued and outstanding, to 525,000,000 shares of common stock with a par value of $0.001 per share, of which 42,805,000 are issued and outstanding. Except as otherwise stated, all references to shares and prices per share have been adjusted to give retroactive effect to the stock split.

We are currently an exploration stage company engaged in the acquisition and exploration of mineral properties. By a mineral property option agreement with Rockcutter Capital Inc. (“Rockcutter”), an arms length British Columbia corporation, dated January 5, 2004, we have the option to acquire a 100% interest in two mineral claims located approximately 15 miles north of the town of Barriere in the Kamloops Mining Division in British Columbia, Canada (the “Chu Chua Property”). Each claim is comprised of 200 units, with each unit consisting of one square hectare. Both claims are in good standing with the Province of British Columbia until February 19, 2006.

Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the Chu Chua Property, and a great deal of further exploration will be required before a final evaluation as to the economic feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the Chu Chua Property, and there is no assurance that we will discover one.

On April 14, 2005, the Company entered into a share purchase agreement with Clyvia Capital Holding GmbH (“Clyvia Capital”), Clyvia Technology GmbH (“Clyvia Technology”) and Brian Cheston for the purchase of a 100% ownership interest in Clyvia Technology from Clyvia Capital (the “Share Purchase Agreement”). The Share Purchase Agreement is dated for reference as of the 7th day of April, 2005. Clyvia Technology is a company based in Wegberg, Germany engaged in the development of a proprietary technology that uses a process known as catalytic depolymerization to produce fuel from various forms of waste materials (the “Clyvia Business”).

Under the terms of the Share Purchase Agreement, the Company has agreed to issue to Clyvia Capital 55,000,000 shares of its common stock in exchange for a 100% ownership interest in Clyvia Technology. These shares will be issued to Clyvia Capital pursuant to Regulation S of the Securities Act of 1933 based upon representations made by Clyvia Capital that it is not a “U.S. person” as that term is defined in Regulation S. In addition, Mr. Cheston has agreed to transfer 14,000,000 shares of the Company’s common stock to Clyvia Capital at an aggregate sale price of $10,000. Closing of the acquisition is expected to take place on or before June 6, 2005. Closing is subject to a number of customary conditions, including the delivery of audited financial statements for Clyvia Technology and completion of our due diligence investigations. If we successfully close the acquisition of Clyvia Technology, of which there is no assurance, it is expected that we will abandon our mineral exploration business to focus our resources on the Clyvia Technology Business. If we are not successful in closing the acquisition of Clyvia Technology, we will continue with our mineral exploration business.

THE CLYVIA BUSINESS

Clyvia Technology is a company based in Wegberg, Germany engaged in the development of a proprietary technology that uses a process known as catalytic depolymerization to produce fuel from various forms of recyclable waste materials, including vegetable oils, plastics and organic solids (the “Technology”). Clyvia Technology has obtained an exclusive worldwide license for three patent pending technologies that will form the basis of its prototype unit and is in the process of applying for its own separate patent.

The Technology

Catalytic depolymerization is a chemical procedure that utilizes heat and/or ion exchanging catalysts to breakdown larger macro-molecules into simpler compounds.

Utilizing this process, Clyvia Technology has developed a system which breaks down the longer hydrocarbon molecules found in certain recyclable waste materials such as waste petroleum products (such as cold cleansers, oil sludge, and used mechanical oils), animal fats and vegetable oil products (such as cooking oils, cosmetics and candles), plastics (such as polyethylene, polypropylene and polystyrene), and organic solids (such as wood products and animal bone meal).

In the proposed Clyvia system, the input raw materials are to be fed into a reactor containing a mixture of circuit oil and an ion exchanging catalyst compound. The hydrocarbon molecules are then stored in the reactive chamber where a heated liquid and steam mixture is introduced, heating the compound to a reactive temperature of approximately 300°C to 400°C. Once the reactive temperature is reached, the longer hydrocarbon molecules breakdown into shorter hydrocarbon molecules and evaporate. The evaporated molecules are then led to a fractional distillation plant which then cools the vapor and extracts diesel and/or heating fuel.

Clyvia Technology has demonstrated this process in laboratory tests and is now seeking to construct a pilot project prototype that can be used to demonstrate that this process can be used to effectively create a renewable source of high quality diesel fuel and/or heating oil. However, to date, Clyvia Technology has not constructed a fully working prototype unit for the Technology and there is no assurance that it will be able to produce such a prototype. If Clyvia Technology does successfully construct such a prototype, there is no assurance that it will be able to develop commercially viable products based on that prototype.

THE MINERAL EXPLORATION BUSINESS

Location and Access.

The Chu Chua Property lies 15 miles north of the town of Barriere, in south central British Columbia. Located within the Kamloops Mining District, the property’s geographical coordinates are: North Latitude: 51o 23’, West Longitude: 120o 03’ (NTS Mapsheet 092P/08E). The area is approximately 165 miles northwest of Vancouver.

Access to the property can be gained by paved road north from Barriere to a network of logging roads. The general area has seen extensive clear-cut logging in the past, however, we are not familiar with the current status of logging activity and associated roads.

Chu Chua Property Option Agreement

Upon execution of the Chu Chua option agreement, we paid $12,000 to Rockcutter, consisting of $10,000 in cash and 1,400,000 (200,000 pre-split) shares of our common stock, valued by our Board of Directors at $0.0014 ($0.01 pre-split) per share or $2,000 in the aggregate.

Under the original terms of this option agreement, in order to exercise and maintain our option rights, we were required to incur exploration expenditures of $15,000 by October 31, 2004 and $85,000 by October 31, 2005. In September of 2004, we amended the option agreement by extending the deadline by which we are required to incur the first $15,000 in exploration expenditures such that we now have until October 31, 2005 to incur the total $100,000 in exploration expenditures. Upon incurring the required $100,000 in exploration expenditures, we will have earned a 100% interest in the Chu Chua Property. If we fail to incur these exploration expenditures by October 31, 2005, the option agreement will terminate and we will lose our rights to the Chu Chua Property.

Recording of the Mineral Claims

The Chu Chua Property consists of two mineral claims located in the Kamloops Mining Division in British Columbia, Canada. Rockcutter owns the mineral claims pursuant to the British Columbia Mineral Tenure Act. The mineral claims constituting the Chu Chua Property are registered with the Ministry of Energy and Mines for the Province of British Columbia (the “Ministry of Mines”) as follows:

Name of Mining Claim	Tenure Number	Tag Number	Expiry Date
Chu Chua 1	400498	243176	February 19, 2006
Chu Chua 3	400499	243178	February 19, 2006

The two mineral claims were staked in February 2003 by Rockcutter to cover an area of potential gold and copper mineralization. Each mineral claim is currently in good standing until February 19, 2006. Rockcutter is the owner of title to the mineral claims and no other person has any interest in the mineral claims with the exception of our option agreement for the property.

Under the Mineral Tenure Act, in order to maintain the mineral claims constituting the Chu Chua Proprty in good standing, certain minimum amounts of exploration work must be completed on the mineral claims and confirmation must be filed with the Ministry of Mines. If the minimum exploration work is not completed, an equivalent fee may be paid to the Ministry of Mines. The completion of the minimum mineral exploration work or payment of the equivalent fee will extend the existence of the mineral claims for one additional year. The aggregate minimum exploration expenditures (or equivalent fee payable to the Ministry of Mines) for the Chu Chua Property was $1,599.98 CAD (approximately $1,299.98 USD), which was paid on February 7, 2005.

Physiography and Climate

Topographic relief within the Chu Chua Property ranges from about 4000 feet to 7,200 feet. Fieldwork is therefore generally limited to the period from late-May to mid-October due to significant accumulations of snow. Lower elevations support mature stands of spruce, balsam and pine however these become stunted and sparser above 5900 feet, typical of sub-alpine and alpine environments.

History and Previous Work

The area currently under option to us was formerly covered by various claims over the years. These were part of a large block that was staked following the original discovery in 1977, by Craigmont Mines Limited, of what is now known as the Chu Chua copper deposit, which is currently held by a third party.

During the course of a regional geochemical survey, a large gossan anomalous in copper was discovered. A gossan is rusty colored rock that is exposed on the surface of a property. The gossan occurs as a result of the iron contained in the rock coming into contact with oxygen in the air. The presence of iron in the rock is significant, because it often is found in the vicinity of precious metals such as gold and industrial metals such as copper.

Prospecting determined that the gossan had been transported downslope, and led to the discovery upslope of a smaller gossan anomalous in copper and associated with a northerly striking massive iron oxide body. These showings were covered by the claims that adjoin the Chu Chua Property.

From 1978 until 1991 numerous exploration programs were conducted, including grid controlled soil geochemical surveys, electromagnetic and magnetic geophysical surveys, airborne geophysical surveys and numerous drill programs. Geochemical work involves the gathering of rock and soil samples from property areas with the most potential to host economically significant mineralization based on past exploration results. These samples are then sent to a laboratory where they are crushed and analyzed for metal content.

Electromagnetic surveys involve measuring whether or not rocks on the surface and subsurface of the property conduct electricity. Copper and gold are excellent conductors of electricity, making areas of high conductivity targets for follow-up exploration.

Magnetic surveys involve searching for changes in the magnetic field over property areas. Magnetic anomalies may be a result of accumulations of certain magnetic rocks such as phrrhotite, hematite and magnetite. These rock types are often found alongside base metals such as copper, zinc and nickel, or precious metals such as gold and silver.

Airborne geophysical surveys is the search for mineral deposits by measuring the physical property of near-surface rocks through the use of an airplane in order to detect, unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.

Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analyzed for mineral content.

Although the main focus of this previous work was the deposit itself and the immediate area, some of the surveys and possibly a few drill holes took place within the confines of the ground now covered by the Chu Chua Property.

Conclusions and Recommendations

The area covered by the Chu Chua Property is the subject of a geological report prepared by Jim Chapman, B.Sc., P. Geo., dated January 9, 2004. We paid $7,748 to Mr. Chapman for the preparation of this report. There is no relationship between Mr. Chapman and us, our officers, our directors or our affiliates.

Mr. Jim Chapman’s geological report recommends a Phase One exploration work program on the Chu Chua Property that will include a thorough review of all available data from the exploration that took place on the Chu Chua deposit itself and on areas around it, some of which will have included the Chu Chua claims optioned to us. This review would also include the numerous provincial and federal government publications that attempted to define the geological framework of the deposit area. The review is considered a much more comprehensive and detailed review than the general review Mr. Chapman undertook in preparing the geological report. The Phase One will include reviewing all the detailed reports underlying the government publications as well as reviewing all available assessment reports filed by prior claimholders that detail prior exploration work performed on the mineral claims and surrounding mineral claims. There are at least a dozen assessment reports to be analyzed that will provide detailed information on prior work programs, including geochemical, geophysical and drilling programs. The Phase One work program will also entail the digitalization of prior data into a geographical information system database for further analysis. The more recent alteration study may also provide information that may lead to the discovery of previously unrecognized indicators. The data from regional geochemical stream sediment surveys conducted by the provincial government should also be incorporated.

Digitalization involves converting materials in various formats into a digital (computer readable) format to be electronically available. This process is usually some form of scanning, and then attaching descriptive records to that scanned file. Geographical information system is a system of hardware and software used for storage, retrieval, mapping, and analysis of geographic data. Spatial features are stored in a coordinate system (latitude/longitude, etc.), which references a particular place on the earth. Spatial data and associated attributes in the same coordinate system can then be layered together for mapping and analysis.

Once this information has been assembled, a short field program conducted by a geologist and an assistant should be completed to become familiar with the overall geological picture and to facilitate the planning of the Phase Two work program. The field work will consist of a site visit and is expected to take four or five days to complete. The geologist and the assistant will examine the areas of interest on the mineral claims that were identified by the review of available data. The field work is also intended to identify any visible rock exposures and rock outcrops that may warrant further investigation and to substantiate previous geological mapping. The field work will also examine logistic issues for the mineral claims including physical access to the different areas of the mineral claims for the anticipated Phase Two work program. Phase one will also include an updated geological report with an independent analysis and recommendation on the mineral claims. A budget of $15,000 is estimated for Phase One. As of January 31, 2005, we had spent $11,265 on Phase One of the exploration program. Further work on Phase One has been put on hold pending the acquisition of Clyvia Technology. If we complete the acquisition of Clyvia Technology, we will cease work on Phase One of the exploration program and focus our resources on developing the Technology. If we are unsuccessful in acquiring Clyvia Technology, we will continue with Phase One of the exploration program. It is estimated that an additional one to two months of work will be necessary to complete Phase One.

Our Board of Directors will make a determination whether to proceed with Phase Two of the exploration program upon completion of Phase One of the exploration program by the geologist and the review of the results of Phase One. In completing this determination, we will make an assessment as to whether the results of Phase One are sufficiently positive to enable us to achieve any financing that may be necessary for us to proceed with Phase Two of the exploration program. This assessment will include an assessment of the market for financing of junior mineral exploration projects at the time of our assessment. If we decide not to proceed with Phase Two, the option agreement will terminate on October 31, 2005 if we have failed to meet our exploration expenditure commitment of $100,000 on the mineral claims.

Phase Two will consist of detailed follow-up geological mapping and prospecting of the claim area, with grid controlled geochemical and geophysical surveys as required to cover areas of specific interest as identified in Phase One. Phase Two is intended to identify the geological environment underlying the mineral claims and a detailed mineralization map to scale should be produced. A geologist and a camp consisting of five or six crew members will conduct a field program. Under the supervision of the geologist, the crew will collect sediment samples for geochemical analysis on the areas of interest identified in Phase One. This field work is expected to take place over a two or three week period and the analysis of the sediment samples is expected to take an additional two to three weeks. This level of surveying and sampling will provide a higher level of reconnaissance information for the mineral claims. Phase Two will also include an updated geological report with an independent analysis and recommendation on the mineral claims. A budget of $85,000 is estimated for Phase Two.

Again, our Board of Directors will make a determination whether to proceed with Phase Three of the exploration program upon completion of Phase Two. In completing this determination, we will make an assessment as to whether the results are sufficiently positive to enable us to achieve any financing that may be necessary for us to proceed. The next phase of the exploration program would likely be comprised of a small drill program and a geological interpretation of the results of the drilling program. The drilling program would require access to the site of the mineral claims with drilling equipment, the issuance of a work permit and the posting of a bond. The estimated cost of completion of this phase of the exploration program is approximately $250,000. Positive drilling results at this phase could indicate zones of mineralization but will not indicate, in any way, mineral reserves.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada and the Province of British Columbia. Under the British Columbia Mines Act, before performing any work that utilizes mechanical equipment and disturbs the surface of the land, a notice of work and reclamation must first be submitted. Once the notice of work and reclamation has been approved, a permit will be issued which may entail the posting of a bond. The first two phases of exploration work will not require the work permit and posting of a bond because there will be no mechanical equipment on site and there will be no disturbance to the surface. If we decide to proceed with the Phase Three drilling program, we will be required obtain a permit and post a bond. Generally, a permit takes approximately one to three months to obtain. The cost of obtaining a permit is approximately $5,000.

Any proposal to commence production of minerals will require prior approval of the applicable regulatory agencies including, but not limited to, the regional Mines Branch in Kamloops, British Columbia. The proposal will be reviewed by the Kamloops Mines Development Review Committee which has representatives of the various government agencies who are involved in the referral and review process for notices of work and reclamation. The proposal will also be sent to the appropriate First Nation(s) for review and comment. Approval in principle of the proposed production then leads to permitting. The district inspector of Mines may attach terms and conditions to the Mines Act permit which reflect the deliberations of the Kamloops Mines Development Review Committee. The amount of reclamation bonding is also established by the district inspector of Mines. If the terms and conditions and the security amount is acceptable to the applicant, the Mines Act permit is then issued. The timing of the approval will likely take one to two years and the costs of the proposal, feasibility studies and environmental studies are expected to be in excess of $400,000. We can provide no assurance to investors that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known at this time.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than the costs incurred when conducting the exploration program because the impact on the project area will be greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment.

Examples of regulatory requirements include:

-	Water discharge will have to meet water standards;
-	Dust generation will have to be minimal or otherwise re-mediated;
-	Dumping of material on the surface will have to be re-contoured and re-vegetated;
-	An assessment of all material to be left on the surface will need to be environmentally benign;
-	Ground water will have to be monitored for any potential contaminants;

-	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
-	There will have to be an impact report of the work on the local fauna and flora.

During the second phase of exploration, a bond may be needed to cover possible land disturbance. In the case of normal fieldwork, this should be minimal. The costs of compliance with environmental regulations in the production phase are variable and cannot be determined at this time.

Competitive Conditions for the Mineral Exploration Business

The base metal mining industry is highly fragmented and we will be competing with many other exploration companies looking for base metals. We are one of the smallest exploration companies and are an infinitely small participant in the base metal exploration business. While we generally compete with other exploration companies, there is no competition for the exploration of minerals from our claims. Readily available base metal markets exist in Canada and around the world for the sale of base metals if we ever experience production. Therefore, we will likely be able to sell any base metals if we ever successfully discover and recover any base metals.

We are currently a junior mineral exploration company. We compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be competing with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

EMPLOYEES

As of the date of this Annual Report, we do not have any employees other than our officers and directors. We have retained an independent geologist on a contract basis to conduct a Phase One exploration program for the Chu Chua Property.

If we are successful in completing the acquisition of Clyvia Technology, of which there is no assurance, it is expected that our officers and directors will resign and new officers and directors will be appointed. In addition, it is expected that we will retain a number of consultants on a contract basis to conduct the work necessary to pursue the Clyvia Business.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation. If we are successful in completing the acquisition of Clyvia Technology, we expect to incur research and development expenditures in developing the Technology.

SUBSIDIARIES

Currently, we do not have any subsidiaries. If we are successful in completing the acquisition of Clyvia Technology, we expect to continue to keep Clyvia Technology as a separate operating entity and as a wholly owned subsidiary of our company.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks. If we are successful in completing the acquisition of Clyvia Technology, we expect to obtain rights to certain patents and or licenses with respect to the Technology.

ITEM 2.           DESCRIPTION OF PROPERTY.

Other than our option to acquire the Chu Chua Property, we do not currently own or lease any real property. We currently do not have executive offices and use a mail service for our current mailing address at Suite 900, 555 Burrard Street, Vancouver, British Columbia. The cost is approximately $40 per month and can be cancelled at any time. Mr. Cheston, our President, provides his office space for the storage and maintenance of corporate records free of charge.

ITEM 3.           LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings have been threatened or contemplated.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of the period covered by this Annual Report.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our shares are currently trading on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol RAPM. Our shares traded on the OTCBB under the stock symbol RAPA from January 6, 2005 to February 18, 2005. The high and the low bid prices for our shares for the fourth quarter ended January 31, 2005 are not available from the OTCBB. In order for the OTCBB to report the high and low bid prices for a particular security, there must be two market makers for that security. During the period from the date our shares were first traded on the OTCBB to the end of our fiscal year, there was only one market maker for our shares. As such, the OTCBB has not reported the high or low bid prices for our shares during that period. As our shares did not trade on the OTCBB prior to January 6, 2005, no information is available for periods prior to that date.

HOLDERS OF COMMON STOCK

As of April 22, 2005, there were 23 registered shareholders of our common stock.

DIVIDENDS

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

RECENT SALES OF UNREGISTERED SECURITIES

The following unregistered sales of our securities were made during the past three years:

We completed an offering of 14,000,000 (2,000,000 pre-split) shares of our common stock at a price of $0.00014 ($0.001 pre-split) per share to an officer and director on December 18, 2003, for total proceeds of $2,000. We completed this offering pursuant to Regulation S and Section 4(2) of the Securities Act. The officer and director purchasing common shares pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that he resided outside of and was not a citizen of the United States. We did not engage in a distribution of this offering in the United States. The purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to the purchaser in accordance with Regulation S. The investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the purchaser.

Pursuant to a mineral property option agreement dated January 5, 2004, we issued a total of 1,400,000 (200,000 pre-split) shares of our common stock at a deemed price of $0.0014 ($0.01 pre-split) each to Rockcutter Capital Inc. (“Rockcutter”), a British Columbia corporation, in consideration of it granting us the option to acquire a 100% interest in the Chu Chua Property. The aggregate deemed value of the shares we issued to Rockcutter was $2,000. These securities are restricted pursuant to Rule 144. Appropriate legends have been affixed to the stock certificates representing these shares. Management believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. Rockcutter had sufficient knowledge and experience in financial and business matters, it was able to evaluate the merits and risks of an investment in us, had access to the type of information normally provided in a prospectus, and the transaction was non-recurring and privately negotiated. Rockcutter is a sophisticated investor in the business of mineral exploration and is capable of evaluating the risks and uncertainties of investing in mineral exploration businesses.

We completed an offering of 25,200,000 (3,600,000 pre-split) shares of our common stock at a price of $0.0014 ($0.01 pre-split) per share to a total of eighteen purchasers on January 16, 2004. The total proceeds from this offering was $36,000. We completed the offering pursuant to Regulation S and Section 4(2) of the Securities Act. All of the persons purchasing common shares pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they resided outside of and were not citizens of the United States. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

USE OF PROCEEDS

The proceeds of the above share issuances have been used by us as general working capital to pay for expenses incurred in conducting our exploration program on the Chu Chua Property and for expenses associated with filing a registration statement under the Securities Act of 1933 and in meeting our reporting obligations under the Securities Exchange Act of 1934.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our plan of operation for the next twelve months involves the following:

1.
We intend to proceed with the acquisition of Clyvia Technology. Closing of this acquisition is expected to take place on or before June 6, 2005, however, there is no assurance that we will be able to complete the acquisition within that time frame or at all. If we are successful in completing the acquisition of Clyvia Technology, it is expected that we will abandon our mineral exploration business in order to focus our resources on the development of the Technology. In developing the Technology and the Clyvia Business, we plan to;

(a)
Construct a pilot project prototype of the Technology. Upon obtaining the necessary financing, we estimate that it will take approximately eight to nine months to complete the construction of the prototype.

(b)
Once the demonstration prototype has been constructed, we will test the demonstration model utilizing different types of waste materials, which will include testing of the quality of the diesel fuel and heating oil produced by the unit.

	(c)	Once we are satisfied with the results of our testing program, we will invite representative within the industry and will conduct demonstrations of the prototype.

If we are successful in completing the acquisition of Clyvia Technology, we anticipate spending approximately €1,850,000 (approximately $2,400,000) in pursuing the above plan of operation over the next twelve months. This amount is in excess of our current cash reserves and anticipated revenues for that period. Accordingly, if we do complete the acquisition of Clyvia Technology, we will require substantial additional financing in order to fund the above plan of operation.

2.
If we are not successful in completing our acquisition of Clyvia Technology, we will proceed with our mineral exploration business and with our exploration program for the Chu Chua Property. We have retained an independent geologist to complete Phase One of the exploration program for the Chu Chua Property. We anticipate that we will need to incur exploration expenditures of an additional

$5,000 in order to complete Phase One. Additional work on Phase One has been put on hold pending completion of the Clyvia Technology acquisition. If we decide to proceed with the exploration program, we anticipate that it will take approximately one to two months to obtain a final report for Phase One. A determination will then be made whether to proceed with Phase Two of the exploration program.

Phase Two is expected to cost approximately $85,000 to complete, which is in excess of our current cash reserves. Accordingly, if we decide to proceed with Phase Two, we anticipate that we will need to raise additional funding.

We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business.

Currently we do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing in order to proceed with either the development of the Clyvia Business or the exploration program for the Chu Chua Property. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to pursue our plan of operation.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended January 31
	2005	2004	Percentage Increase
			/ (Decrease)
Revenue	$ nil	$ nil	n/a
Expenses	(51,106)	(26,117)	95.7%
Net Loss	$(51,106)	$(26,117)	95.7%

Revenues

We have not earned any revenue to date. If we complete the acquisition of Clyvia Technology, we do not anticipate earning revenues until we have completed the commercial development of products based on the Technology. Even if we do complete the acquisition of the Clyvia Technology, there is no assurance that we will be able to complete the commercial development of products based on the Technology.

If we do not complete the acquisition of Clyvia Technology, we do not expect to earn revenues until we enter into commercial production of the Chu Chua Property. We are currently an exploration stage company and we can provide no assurances that we will be able to discover commercially exploitable levels of mineral revenues on our properties. Even if such resources are discovered, there is no assurance that we will be able to enter into commercial production of the Chu Chua Property.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended January 31
			Percentage
	2005	2004	Increase /
			(Decrease)
Bank Charges	$441	$84	425.0%
Filing Fees	4,902	1,004	388.2%

	Year Ended January 31
			Percentage
	2005	2004	Increase /
			(Decrease)
Mineral Property Expenditures	11,265	19,748	(43.0%)
Office Expenses	820	34	2311.8%
Professional Fees	32,503	5,247	519.5%
Transfer Agent	1,175	-	100%
Total Expenses	$51,106	$26,117	95.7%

The majority of our expenses for the year ended January 31, 2005 were professional fees incurred in connection with filing a registration statement under the Securities Act of 1933. We also incurred $11,265 in mineral property expenditures to conduct Phase One of the exploration program for the Chu Chua Property. It is expected that our operating expenses will increase significantly if we complete the acquisition of Clyvia Technology or if we decide to proceed with Phase Two of the Chu Chua Property exploration program.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows

	Year Ended January 31
	2005	2004
Net Cash used in Operating Activities	$(51,106)	$(26,117)
Net Cash used in Investing Activities	Nil	Nil
Net Cash from Financing Activities	63,000	38,000
Net Increase (Decrease) in Cash During Period	$12,703	18,883

Working Capital

			Percentage
	At January 31,	At January 31,	Increase /
	2005	2004	(Decrease)
Current Assets	$34,660	$18,883	83.6%
Current Liabilities	8,883	5,000	77.7%
Working Capital Surplus (Deficit)	$25,777	$13,883	85.7%

As at January 31, 2005, we had cash of $31,586 and a working capital surplus of $25,777. Our current working capital is insufficient to support our plan of operation for the next twelve months. If we complete the acquisition of Clyvia Technology, we will need approximately $2,400,000 to proceed with our development plan for the Technology. If we decide to proceed with Phase Two of the Chu Chua Property exploration program, we will need approximately $85,000 to complete Phase Two of the exploration program. We do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue our plan for either the Clyvia Business or the mineral exploration program. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our technology development or exploration efforts and may implement additional actions to reduce expenditures.

We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial product development, marketing and/or operating expenses in implementing our plan of operation. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

(a)	our ability to complete the acquisition of Clyvia Technology;

(b)	our ability to develop commercially marketable products based on the Technology;

(c)	our ability to raise additional capital necessary to implement our business strategy and plan of operation;

(d)	our ability to compete with other existing technologies;

(e)	the success of any marketing and promotional campaign which we conduct for our products once development is complete; and

(f)	our ability to discover commercially exploitable mineral deposits on the Chu Chua Property.

The financial statements accompanying this Annual Report contemplate our continuation as a going concern. However, we have sustained substantial losses, have a limited operating history and are still in the development stage of our business. We intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months, however there is no assurance that we will be able to raise the necessary capital to continue our operations.

If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities. In the event no other such opportunities are available, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our significant accounting policies are disclosed in Note 3 to the audited financial statements included in this Annual Report.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete the exploration of our mineral claims, and therefore we will need to obtain additional financing in order to complete our business plan. As of January 31, 2005, we had cash on hand of $31,586. Our business plan calls for significant expenses in connection with the exploration of the Chu Chua property.

We must make exploration expenditures on the Chu Chua property of at least $100,000 by October 31, 2005 in order to keep our option to acquire the property in good standing. If we cannot raise funds for the exploration expenditures, we must either renegotiate our agreement with the property vendor or lose any interest in the Chu Chua property.

Because we have only recently commenced business operations, we face a high risk of business failure.

We have not begun the initial stages of exploration of our mineral claims, and thus have no way to valuate the likelihood that we will be able to operate our business successfully. We were incorporated on December 11, 2003, and to date have been involved primarily in organizational activities and the acquisition of the mineral claims. We have not earned any revenues and we never achieved profitability as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail.

Because our sole executive officer has only limited experience in mineral exploration and does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

Mr. Brian Cheston, our sole executive officer and a director, has only limited experience as an officer or director of a mineral exploration company and he does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral claims. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and our business will likely fail.

Because of the speculative nature of mineral property exploration, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the Chu Chua property contains commercially exploitable reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The exploration work that we intend to conduct on the Chu Chua property may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and you would lose your entire investment in this offering.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance and nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all our assets.

If we discover commercial reserves of precious metals on our mineral property, we can provide no assurance that we will be able to successfully place the mineral claims into commercial production.

Our mineral property does not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to place the mineral claims into commercial production. In such an event, we may be unable to obtain any such funds or to obtain such funds on terms that we consider economically feasible.

Because access to our mineral claims is often restricted by inclement weather, we will be delayed in our exploration and any future mining efforts.

Access to the mineral claims is restricted to the period between May and October of each year due to snow and storms in the area. As a result, any attempts to visit, test or explore the property are largely limited to the few months out of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our failure to meet deadlines for exploration expenditures as defined in the mineral property option agreement.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program.

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the Mining Act of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program.

If we do not obtain clear title to our mineral claims, our business may fail.

While we have obtained geological reports with respect to our mineral property, this should not be construed as a guarantee of title. The property may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. The Chu Chua Property has not been surveyed and therefore, the precise location and boundaries of the property may be in doubt. We will likely complete a survey on the property as part of the proposed Phase Two exploration work program. If the survey results are defective, the claimholder will lose all right and title to the ground now held by the mineral claims. There may be legal remedies against the optionee, Rockcutter, if the representations and warranties provided in the option agreement are not accurate. However, there are no assurances of legal success and there are no assurances, if a legal claim was successful, that we would be compensated adequately to cover the losses on your investment in this offering.

Because market factors in the mining business are largely out of our control, we may not be able to market any ore that may be found.

The mining industry, in general, is intensively competitive and we can provide no assurance to investors even if commercial quantities of ore are discovered that a ready market will exist for the sale of any ore found.

Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

We are required by our mineral property option agreement to incur $10,000 of expenditures for exploration work by October 31, 2005 and our venture will fail if we cannot raise these funds or extend the agreement.

Our mineral property agreement with Redcutter requires us to incur $100,000 of expenditures by October 31, 2005. Through January 31, 2005, we have incurred a total of $11,265 on exploration expenditures on the Chu Chua Property and will be required to spend an additional $88,735 by October 31, 2005 in order to exercise our option rights. If we fail to make these expenditures, we may lose our mineral property option agreement with Rockcutter and investors could lose their entire investment.

If we complete a financing through the sale of additional shares of our common stock, then shareholders will experience dilution.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of shares will result in dilution to investors participating in this offering and to existing shareholders, which may result in a decrease in the price our common stock.

ITEM 7.           FINANCIAL STATEMENTS.

Index to Financial Statements

Our audited financial statements, as described below, are attached hereto.

1.         Audited financial statements for the year ended January 31, 2005, the period from inception (December 11, 2003) to January 31, 2004 and the period from inception (December 11, 2003) to January 31, 2005, including:

(a)	Report of Independent Registered Public Accounting Firm

(b)	Balance Sheet;

(c)	Statement of Operations;

(d)	Statement of Stockholders' Equity;

(e)	Statement of Cash Flows; and

(f)	Notes to Financial Statements.

Dohan and Company	7700 North Kendall Drive, 200
Certified Public Accountants	Miami, Florida	33156-7564
A Professional Association	Telephone	(305) 274-1366
	Facsimile	(305) 274-1368
	E-mail	info@uscpa.com
	Internet	www.uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Rapa Mining Inc.
(An Exploration Stage Company)
Vancouver, BC Canada

We have audited the accompanying balance sheet of Rapa Mining Inc. (An Exploration Stage Company) as of January 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the year ended January 31, 2005, and for the period from inception (December 11, 2003) to January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rapa Mining Inc. (An Exploration Stage Company) at January 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended January 31, 2005, and for the period from inception (December 11, 2003) to January 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $51,106 for the year ended January 31, 2005, and as discussed in Note 2 to the financial statements has a deficit of $77,223 accumulated during the exploration stage, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, P.A.
Certified Public Accountants

Miami, Florida
April 20, 2005

Rapa Mining Inc.
(An Exploration Stage Company)
Balance Sheet

January 31, 2005

ASSETS

Current Assets
Cash and cash equivalents	$31,586
Accounts receivable	3,074
Deferred tax asset, less valuation allowance of $27,028	-

Total Assets	$34,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$8,883
Total Current Liabilities	8,883

Contingency (Notes 2 and 4)

Stockholders’ Equity
Common stock, $0.001 par value; 525,000,000 shares authorized,
42,805,000 shares issued and outstanding	42,805
Additional paid-in capital	60,195
Deficit accumulated during the exploration stage	(77,223)

Total Stockholders’ Equity	25,777

Total Liabilities and Stockholders’ Equity	$34,660

The accompanying notes are an integral part of these financial statements.

Rapa Mining Inc.
(An Exploration Stage Company)
Statements of Operations

	Cumulative
	amounts from		Period from
	inception		inception
	(December 11,	Year ended	(December 11,
	2003) to	January 31,	2003) to
	January 31, 2005	2005	January 31, 2004

EXPENSES
Bank charges	$525	$441	$84
Filing fees	5,906	4,902	1,004
Mineral property expenditures	31,013	11,265	19,748
Office expenses	854	820	34
Professional fees	37,750	32,503	5,247
Transfer agent	1,175	1,175	-

Loss before income taxes	77,223	51,106	26,117

Provision for income taxes	-	-	-

Net loss	$(77,223)	$(51,106)	$(26,117)

Basic and diluted net loss per share		$-	$-

Weighted average number of shares of
common stock outstanding		41,379,301	19,929,413

The accompanying notes are an integral part of these interim financial statements.

Rapa Mining Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity

	Common Stock
				Deficit
				Accumulated	Total
			Additional	During	Stockholders’
	Shares	Amount	Paid-in Capital	Exploration Stage	Equity

Balance, December 11, 2003 (date of inception)	–	$–	$–	$–	$–

Common stock issued for cash at $0.00014 per
share, December 2003	14,000,000	14,000	(12,000)	–	2,000

Common stock issued for mineral property at
$0.0014 per share, January 2004	1,400,000	1,400	600	–	2,000

Common stock issued for cash at $0.0014 per
share, January 2004	25,200,000	25,200	10,800	–	36,000

Net loss	–	–	–	(26,117)	(26,117)

Balance, January 31, 2004	40,600,000	$40,600	$(600)	$(26,117)	$13,883

Common stock issued for cash at $0.0285 per
share, September 2004	2,205,000	2,205	60,795	–	63,000

Net loss	–	–	–	(51,106)	(51,106)

Balance, January 31, 2005	42,805,000	$42,805	$60,195	$(77,223)	$25,777

The accompanying notes are an integral part of these financial statements.

Rapa Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows

	Cumulative
	amounts from		Period from
	inception		inception
	(December 11,	Year ended	(December 11,
	2003) to	January 31,	2003) to
	January 31, 2005	2005	January 31, 2004

Cash flows from operating activities
Net loss	$(77,223)	$(51,106)	$(26,117)
Adjustments to reconcile net loss to cash used by operating activities
Stock issued for mineral property acquisition	2,000	-	2,000
Change in assets and liabilities:
Increase in accounts receivable	(3,074)	(3,074)	-
Increase in accounts payable and accrued liabilities	8,883	3,883	5,000

Net cash used in operating activities	(69,414)	(50,297)	(19,117)

Cash flows from financing activities
Proceeds from sale and issuing common stock	101,000	63,000	38,000

Net cash provided by financing activities	101,000	63,000	38,000

Change in cash and cash equivalents for the period	31,586	12,703	18,883

Cash and cash equivalents, beginning of period	–	18,883	-

Cash and cash equivalents, end of period	$31,586	$31,586	$18,883

Cash paid during the period for interest	$–	$–	$–

Cash paid during the period for income taxes	$–	$–	$–

The accompanying notes are an integral part of these interim financial statements.

Rapa Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2005

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

The recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the exploration and upon future profitable production.

Effective February 18, 2005, subsequent to the year ended January 31, 2005, the Company effected a stock split of its common stock by issuing seven new shares for every one old share. Except as otherwise stated to the contrary in these financial statements, all references to shares and prices per shares have been adjusted to give retroactive effect to the stock split.

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

The operations of the Company have primarily been funded by the sale of common stock. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

January 31, 2005

Deficit accumulated during the exploration stage	$(77,223)
Working capital	25,777

3.    SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are stated in US dollars. The significant accounting policies adopted by the Company are as follows:

Rapa Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2005

3.    SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of January 31, 2005 and 2004, there were no potentially dilutive securities outstanding.

Rapa Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2005

3.    SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) (revised on December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has significant variable interest. The consolidation requirements of FIN 46 are required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003. The consolidation requirements for all other types of entities are required in financial statements for periods ending March 15, 2004.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”) which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) as follows:

i)
Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS 123, all share-based payment liabilities were measured at their intrinsic value.

ii)
Nonpublic entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity’s share price.

iii)	Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.

Rapa Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2005

3.    SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

iv)
Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award’s value immediately before the modification determined based on the shorter of (1) its remaining initially estimated expected life or (2) the expected life of the modified award.

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18. SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company’s financial position or results of operations.

4.    MINERAL PROPERTY

Pursuant to an option agreement dated January 5, 2004, the Company has the right to acquire a 100% interest in certain mining claims located in the Kamloops Mining Division of British Columbia, Canada for $10,000 (paid), the issuance of 200,000 shares of the Company’s common stock (issued) and incurring exploration and expenditures of $100,000 in various stages by October 2004. During the year ended January 31, 2005, this date was extended to October 2005. As the claims do not contain any known reserves, the acquisition costs were expensed during the period ended January 31, 2004 and exploration costs were expensed during the period ended January 31, 2005. The mineral property claims, originally expiring on February 19, 2005, were extended to February 19, 2006.

5.    COMMON STOCK

On December 18, 2003, the Company issued 14,000,000 shares of common stock at a price of $0.00014 per share under Regulation S of the Securities Act of 1933 for total proceeds of $2,000.

On January 5, 2004, the Company issued 1,400,000 shares of common stock at a price of $0.0014 per share under Regulation S of the Securities Act of 1933 in conjunction with the signing of an option agreement for certain mining claims.

On January 16, 2004, the Company issued 25,200,000 shares of common stock at a price of $0.0014 per share under Regulation S of the Securities Act of 1933 for total proceeds of $36,000.

Rapa Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2005

5.    COMMON STOCK (continued)

On September 27, 2004, the Company issued 2,205,000 shares of common stock at a price of $0.0285 per share for total proceeds of $63,000.

6.    RELATED PARTY TRANSACTIONS

During the period from inception (December 11, 2003) to January 31, 2004, the Company issued 2,000,000 shares of its common stock for proceeds of $2,000 to an officer and director of the Company. At January 31, 2005, included in accounts payable is $76 owed to an officer a director of the Company.

7.    INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

January 31, 2005

Net loss	$(51,106)

Expected income tax recovery	$18,963

Unrecognized current benefit of operating losses	(18,963)

Total income taxes	$-

The Company’s total future income tax asset is as follows:

January 31, 2005

Tax benefit of net operating loss carryforward	$27,028

Valuation allowance	(27,028)

$-

The Company has net operating loss carryforwards of approximately $77,000 available for deduction against future years taxable income. The valuation allowance increased to $27,028 during the period ended January 31, 2005, since the realization of the net operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change. The operating loss carryforwards will expire in 2025.

8.    FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

9.   SEGMENT INFORMATION

The Company operates in one reportable segment, being the exploration of mineral properties, in Canada.

Rapa Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2005

10.   SUBSEQUENT EVENTS

Subsequent to the year ended January 31, 2005, the Company entered into a share purchase agreement with Clyvia Capital Holding GmbH (“Clyvia Capital”), Clyvia Technology GmbH (“Clyvia Technology”) and Brian Cheston for the purchase of a 100% ownership interest in Clyvia Technology from Clyvia Capital (the “Share Purchase Agreement”). Clyvia Technology is a company based in Wegberg, Germany engaged in the development of a proprietary technology that uses a process known as catalytic depolymerization to produce fuel from industrial waste materials such as plastics. Under the terms of the Share Purchase Agreement, the Company has agreed to issue to Clyvia Capital 55,000,000 shares of its common stock, pursuant to Regulation S of the Securities Act of 1933, in exchange for a 100% ownership interest in Clyvia Technology. In addition, Mr. Cheston has agreed to transfer 14,000,000 shares in the Company’s common stock to Clyvia Capital at an aggregate sale price of $10,000. Closing is subject to a number of customary conditions, including the delivery of audited financial statements for Clyvia Technology and completion of the Company’s due diligence investigations.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.        CONTROLS AND PROCEDURES.

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

ITEM 8B.        OTHER INFORMATION.

None.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions with our company, and their biographical information.

Name of Director	Age	Position

Brian R. Cheston	58	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Paul Chung	47	Director

Brian R. Cheston, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director. Mr. Cheston became a member of our Board of Directors on December 11, 2003 and currently devotes approximately ten hours per week on our operations. Mr. Cheston is an independent businessman who has provided corporate administrative services throughout his career. Mr. Cheston has no professional training or technical credentials in the exploration, development and operations of metal mines.

Mr. Cheston was involved in the Canadian brokerage industry from 1969 through to 1995 in varying capacities ranging from corporate administrator to manager of trading services. His most recent employment in the brokerage business was with Brink, Hudson Lefever Ltd., a private retail brokerage company located in Vancouver, British Columbia, where Mr. Cheston held the position of corporate administrator between 1989 through to October 1995.

Mr. Cheston was the assistant to the superintendent of buildings and responsible for maintaining structures at Mayfair Lakes Golf and Country Club, a semi-private golf course located in Richmond, British Columbia, between October 1995 and December 1999. Mr. Cheston worked at Whitaker Consulting Ltd., a private information technology consulting firm, from December 1999 through to June 2000 where he provided corporate administrative services for the opening of the company’s new office facilities in Vancouver, British Columbia. Between July 2000 and February 2001, Mr. Cheston was not employed. Mr. Cheston was an automobile sales and leasing representative at Paul Fong Pontiac from March 2001 through to December 2001 and again at Summit Motors Ltd. from January 2002 to January 2003. Both car dealerships were private companies located in British Columbia.

Mr. Cheston has been involved in two junior publicly listed companies on the TSX Venture Exchange in Canada. Mr. Cheston was the Secretary of Shabute Ventures Inc., a public company listed on the TSX Venture Exchange in Canada, from August 2002 through to January 2003. Mr. Cheston assisted in the restructuring of the company which was involved in the environmental clean-up industry but was inactive during Mr. Cheston’s involvement with the company. Shabute is now involved in the exploration of oil and gas in Alberta, Canada. Between February 2003 through to September 2003, Mr. Cheston was not employed. In addition, Mr. Cheston was a director of Neuer Kapital Corp., a junior inactive mineral exploration company publicly listed on the TSX Venture Exchange’s NEX board in Canada, from October 2003 through to January 2004. Mr. Cheston assisted in the administration of the company’s seed financing for mineral exploration.

Paul Chung, Director. Mr. Chung became a member of our Board of Directors on December 11, 2003 and currently devotes approximately one hour per week on our operations. During periods of active exploration, Mr. Chung is expected to devote ten hours a week to the exploration program. Mr. Chung is experienced in project management and possesses extensive skills in bringing companies to the public markets and negotiating international transactions. As a director for numerous companies, Mr. Chung has conducted operations throughout North and South America and was responsible for asset acquisitions, project oversight, strategic planning, government liaison and ensuring strategic alignment between parent and subsidiary. Mr. Chung also has experience in asset acquisitions, financings, investor relations, and marketing for international businesses. Mr. Chung received a Bachelor of Science Degree in Geology from the University of British Columbia in 1981 and received a Masters of Business Administration from Athabasca University in 2001. Mr. Chung has been a practicing geologist since 1981 and has been a fellow of the Geological Association of Canada since 1984.

From 1981 through to 1994, Mr. Chung was a self-employed consulting geologist for various junior mining exploration companies. During this time, Mr. Chung worked extensively in the mineral exploration industry and performed many duties including, but not limited to, overseeing field work, mapping, prospecting, drilling, and analysis.

Since May 2003, Mr. Chung has been the chief financial officer, treasurer, secretary and director of Geocom Resources Inc., a junior mineral exploration company focused on the mineral exploration of gold on its mineral properties in Argentina, Chile and Alaska. Mr. Chung is actively managing Geocom’s exploration program of its gold property in Argentina including the recently completed work program that included data reanalysis, satellite imagery interpretation, grid emplacement, geological mapping, rock chip sampling and soil sampling programs. Mr. Chung is now planning Geocom’s next work program at the Argentina property, including a drill program of a minimum 2,500 meters to test the newly identified targets. Geocom is publicly listed on the OTCBB. Since December 1994, Mr. Chung has been a director and manager of TNR Gold Corp. a junior mineral exploration publicly listed on the TSX Venture Exchange in Canada. TNR is focused on its gold mineral exploration properties in Alaska, Canada and Argentina. TNR and Geocom are joint venture partners on some of their respective exploration properties. From February 1998 to August 2003, Mr. Chung was a director of Secureview Systems Inc. Secureview is an inactive company listed on the OTCBB with an interest in development and training software. Mr. Chung is also a director of Mantle Minerals Inc. since May 2003. Mantle Minerals is a junior mineral exploration company that is not currently active. Mantle is listed on the TSX Venture Exchange’s NEX board in Canada. In addition, since August 2002, Mr. Chung has been a director of Mayfair Mining & Minerals Inc. a private United Kingdom mineral exploration company based in London, England. Mayfair’s assets consist of mineral claims located in British Columbia, Canada. Since February 2002, Mr. Chung has been the President of Clear Energy Systems Inc. a private development stage company incorporated in the United States that is focused on mobile power generation technology.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors does not maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our Board of Directors has determined that we do not presently have a director who meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

Our Board of Directors presently do not have a compensation committee, nominating committee, an executive committee of our Board of Directors, stock plan committee or any other committees.

TERMS OF OFFICE

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during the year ended January 31, 2005, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.         EXECUTIVE COMPENSATION.

Since our inception, no compensation has been awarded to, earned by or paid to our executive officers or directors by us or any other person, nor have we granted any stock options or stock appreciation rights to our executive officers or directors.

We do not have any long-term incentive plans, pension plans or similar compensatory plans for our officers or directors.

EMPLOYMENT CONTRACTS

We do not currently have any employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 22, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our officers and directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)(5)
DIRECTORS AND OFFICERS
Common Stock	Brian R. Cheston Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer Director #206, 4170 Nanaimo Street Vancouver, British Columbia, Canada	14,000,000 (direct)	32.7%
Common Stock	Paul Chung Director 2020 No. 4 Road Richmond, British Columbia, Canada	Nil	n/a
Common Stock	All Officers and Directors as a Group (2 persons)	14,000,000	32.7%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)(5)
5% STOCKHOLDERS
Common Stock	Brian R. Cheston Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer Director #206, 4170 Nanaimo Street Vancouver, British Columbia, Canada	14,000,000 (direct)	32.7%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of April 22, 2005, we had 42,805,000 shares of common stock issued and outstanding.

Changes in Control

If we complete the acquisition of Clyvia Technology, it is expected that a change in control of our company will occur. Pursuant to the Share Purchase Agreement for Clyvia Technology, we will issue 55,000,000 shares of our common stock to Clyvia Capital and Clyvia Capital will purchase an additional 14,000,000 shares of our common stock from Mr. Cheston. Thus, if we complete the acquisition of Clyvia Technology, Clyvia Capital will own 69,000,000 shares of our common stock, which will be equal to 70.5% of the then issued and outstanding shares of our common stock.

Closing of the acquisition is expected to take place on or before June 6, 2005 and is subject to a number of customary conditions. There is no assurance that we will be able to close the acquisition as expected.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION AS AT JANUARY 31, 2005
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	N/A	N/A	N/A
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	N/A

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters; and
•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Brian R. Cheston

Mr. Cheston, one of our directors and our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, is a party to the Share Purchase Agreement for the acquisition of Clyvia Technology. Pursuant to the Share Purchase Agreement, Mr. Cheston has agreed to transfer 14,000,000 shares of our common stock to Clyvia Capital at an aggregate sale price of $10,000.

ITEM 13.         EXHIBITS.

(a) Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change.(5)

3.2	By-Laws.(1)

10.1	Mineral Property Option Agreement.(1)

10.2	Amendment Agreement to Mineral Property Option Agreement.(4)

10.3	Escrow Agreement.(2)

10.4	Amended Escrow Agreement.(3)

14.1	Code of Ethics.

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16, 2004.
(2)	Filed with the SEC as an exhibit to Amendment No. 3 to our Registration Statement on Form SB-2/A filed on July 19, 2004.
(3)	Filed with the SEC as an exhibit to Amendment No. 4 to our Registration Statement on Form SB-2/A filed on August 10, 2004.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 30, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 18, 2005.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed or accrued for the two most recently completed fiscal years ended January 31, 2005 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31, 2005	Year Ended January 31, 2004
Audit Fees	$12,475	$4,200
Audit Related Fees	$1,500	$900
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,975	$5,100

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPA MINING INC.

By:	/s/ Brian R. Cheston
BRIAN R. CHESTON
President, Secretary, Treasurer,
Chief Executive Officer and Chief Financial Officer
Director

Date: April 29, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brian R. Cheston
BRIAN R. CHESTON
President, Secretary, Treasurer,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)
Director

Date: April 29, 2005

By:	/s/ Paul Chung
PAUL CHUNG
Director

Date: April 29, 2005