Form 10QSB
period 2005-04-30
RAPA MINING INC
filed 2005-06-16
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended April 30, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period ________ to ________

COMMISSION FILE NUMBER 000-50930

RAPA MINING INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0415276
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 900, 555 Burrard Street
Vancouver, British Columbia
Canada V7X 1M8
(Address of principal executive offices)

(604) 836-5999
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 13, 2005, the Issuer had 42,805,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Index to Financial Statements

Our unaudited financial statements, as described below, are attached hereto.

1. Management prepared financial statements for the three month period ended April 30, 2005, the three month period ended April 30, 2004 and the period from inception (December 11, 2003) to April 30, 2005, including:

(a)	Balance Sheet;
(b)	Statements of Operations;
(c)	Statement of Deficiency in Assets;
(d)	Statements of Cash Flows; and
(e)	Notes to Financial Statements.

Rapa Mining Inc.
(An Exploration Stage Company)
Balance Sheet
(Unaudited)

April 30, 2005

ASSETS

Current Assets
Cash and cash equivalents	$16,237
Deferred tax asset less valuation allowance of $36,273	-

Total Assets	$16,237

LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities
Accounts payable and accrued liabilities	$16,874
Total Current Liabilities	16,874

Contingency (Notes 2 and 4)

Deficiency in Assets
Common stock, $0.001 par value; 525,000,000 shares authorized,
42,805,000 shares issued and outstanding	42,805
Additional paid-in capital	60,195
Deficit accumulated during the exploration stage	(103,637)

Total Deficiency in Assets	(637)

Total Liabilities and Deficiency in Assets	$16,237
The accompanying notes are an integral part of these financial statements.

Rapa Mining Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Cumulative
	amounts from
	inception	Three Months	Three Months
	(December 11,	ended	ended
	2003) to	April 30,	April 30,
	April 30, 2005	2005	2004

EXPENSES
Bank charges	$589	$64	$104
Filing fees	7,578	1,672	1,474
Mineral property expenditures	32,811	1,798	-
Office expenses	4,714	3,860	126
Professional fees	56,488	18,738	6,626
Transfer agent	1,457	282	-

Loss before income taxes	(103,637)	(26,414)	(8,330)

Provision for income taxes	-	-	-

Net loss	$(103,637)	$(26,414)	$(8,330)

Basic and diluted net loss per share		$-	$-

Weighted average number of shares of common stock outstanding		41,379,301	40,600,000
The accompanying notes are an integral part of these interim financial statements.

Rapa Mining Inc.
(An Exploration Stage Company)
Statement of Deficiency in Assets
(Unaudited)

	Common Stock
				Deficit
				Accumulated	Total
			Additional	During	Stockholders’
	Shares	Amount	Paid-in Capital	Exploration Stage	Equity
Balance, December 11, 2003 (date of inception)	–	$–	$–	$–	$–
Common stock issued for cash at $0.00014 per share, December 2003	14,000,000	14,000	(12,000)	–	2,000
Common stock issued for mineral property at $0.0014 per share, January 2004	1,400,000	1,400	600	–	2,000
Common stock issued for cash at $0.0014 per share, January 2004	25,200,000	25,200	10,800	–	36,000
Net loss	–	–	–	(26,117)	(26,117)
Balance, January 31, 2004	40,600,000	40,600	(600)	(26,117)	13,883
Common stock issued for cash at $0.0285 per share, September 2004
	2,205,000	2,205	60,795	–	63,000
Net loss	-	-	-	(51,106)	(51,106)
Balance, January 31, 2005	42,805,000	42,805	60,195	(77,223)	25,777
Net loss	–	–	–	(26,414)	(26,414)
Balance, April 30, 2005	42,805,000	$42,805	$60,195	$(103,637)	$(637)
The accompanying notes are an integral part of these financial statements.

Rapa Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Cumulative
	amounts from
	inception	Three Months	Three Months
	(December 11,	ended	ended
	2003) to	April 30,	April 30,
	April 30, 2005	2005	2004
Cash flows from operating activities
Net loss	$(103,637)	$(26,414)	$(8,330)
Adjustments to reconcile net loss to cash used by exploration stage activities
Stock issued for mineral property acquisition	2,000	-	-
Change in assets and liabilities:
Decrease in accounts receivable	-	3,074	-
Increase in prepaid expense	-	-	(1,018)
Increase in accounts payable and accrued liabilities	16,874	7,991	(2,129)
Net cash used in operating activities	(84,763)	(15,349)	(11,477)

Cash flows from financing activities
Proceeds from sale and issuing common stock	101,000	-	-
Net cash provided by financing activities	101,000	-	-

Change in cash and cash equivalents for the period	16,237	(15,349)	(11,477)
Cash and cash equivalents, beginning of period	–	31,586	18,883
Cash and cash equivalents, end of period	$16,237	$16,237	$7,406

Cash paid during the period for interest	$–	$–	$–

Cash paid during the period for income taxes	$–	$–	$–
The accompanying notes are an integral part of these interim financial statements.

Rapa Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2005
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

Effective February 18, 2005, the Company effected a stock split of its common stock by issuing seven new shares for every one old share. Except as otherwise stated to the contrary in these financial statements, all references to shares and prices per shares have been adjusted to give retroactive effect to the stock split.

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the period ended January 31, 2005. The results of operations for the three-month period ended April 30, 2005, are not necessarily indicative of the results to be expected for the year ending January 31, 2006.

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

April 30, 2005

Deficit accumulated during the exploration stage	$(103,637)
Working capital (deficiency)	(637)

Rapa Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2005
(Unaudited)

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

Rapa Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2005
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of April 30, 2005, there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”) which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

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

Rapa Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2005
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18. SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company’s financial position or results of operations.

4. MINERAL PROPERTY

Pursuant to an option agreement dated January 5, 2004, the Company has the right to acquire a 100% interest in certain mining claims located in the Kamloops Mining Division of British Columbia, Canada for $10,000 (paid), the issuance of 200,000 shares of the Company’s common stock (issued) and incurring exploration and expenditures of $100,000 in various stages by October 2004. During the year ended January 31, 2005, this date was extended to October 2005. As the claims do not contain any known reserves, the acquisition costs were expensed during the period ended January 31, 2005 and exploration costs were expensed during the period ended April 30, 2005. The mineral property claims, originally expiring on February 19, 2005, were extended to February 19, 2006.

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

Rapa Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2005
(Unaudited)

6. RELATED PARTY TRANSACTIONS

During the period from inception (December 11, 2003) to January 31, 2004, the Company issued 2,000,000 shares of its common stock for proceeds of $2,000 to an officer and director of the Company. At April 30, 2005, included in accounts payable is $76 owed to an officer a director of the Company.

7. INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:
April 30, 2005
Net loss	$(26,414)
Expected income tax recovery	$9,245
Unrecognized current benefit of operating losses	(9,245)
Total income taxes	$-
The Company’s total future income tax asset is as follows:
April 30, 2005
Tax benefit of net operating loss carryforward	$36,273
Valuation allowance	(36,273)
$-

The Company has net operating loss carryforwards of approximately $103,600 available for deduction against future years taxable income. The valuation allowance increased to $36,273 during the period ended April 30, 2005, since the realization of the net operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change. The operating loss carryforwards will expire in 2025.

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

Rapa Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2005
(Unaudited)

10. SHARE PURCHASE AGREEMENT

On April 14, 2005 the Company entered into a share purchase agreement with Clyvia Capital Holding GmbH (“Clyvia Capital”), Clyvia Technology GmbH (“Clyvia Technology”) and Brian Cheston, President of the Company, for the purchase of a 100% ownership interest in Clyvia Technology from Clyvia Capital (the “Share Purchase Agreement”). The Share Purchase Agreement is dated for reference as of the 7th day of April, 2005. Clyvia Technology is a company based in Wegberg, Germany engaged in the development of proprietary technology that uses a process known as catalytic depolymerization to produce fuel from various forms of waste materials.

The Company has agreed to issue to Clyvia Capital 55,000,000 shares of its common stock in exchange for a 100% ownership interest in Clyvia Technology and the President of the Company has agreed to transfer 14,000,000 shares to Clyvia Capital for $10,000. Closing of the acquisition is expected to take place on June 16, 2005.

11. SUBSEQUENT EVENTS

On May 17, 2005 the Company adopted its 2005 Stock Option Plan providing for the grant to the Company’s officers, directors, employees and permitted consultants of options to purchase shares of the Company. The 2005 Stock Option Plan will provide for the grant of options to purchase up to 6,420,750 shares of the common stock of the Company, subject to increase to an amount equal to 15% of the outstanding shares of the Company on the first day of each quarter.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", and “Rapa” mean Rapa Mining Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

DESCRIPTION OF BUSINESS

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended April 30, 2005 and changes in our financial condition from January 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended January 31, 2005.

OVERVIEW

We were incorporated on December 11, 2003 under the laws of the State of Nevada. Effective on February 18, 2005, we completed a seven-for-one (7:1) split of our issued and outstanding common stock. As a result of the stock split, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 per share, of which 6,115,000 shares were issued and outstanding, to 525,000,000 shares of common stock with a par value of $0.001 per share, of which 42,805,000 shares are issued and outstanding. Except as otherwise stated, all references to shares and prices per share have been adjusted to give retroactive effect to the stock split.

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

Under the terms of the Share Purchase Agreement, the Company has agreed to issue to Clyvia Capital 55,000,000 shares of its common stock in exchange for a 100% ownership interest in Clyvia Technology. These shares will be issued to Clyvia Capital pursuant to Regulation S of the Securities Act of 1933 based upon representations made by Clyvia Capital that it is not a “U.S. person” as that term is defined in Regulation S. In addition, Mr. Cheston has agreed to transfer 14,000,000 shares of the Company’s common stock to Clyvia Capital at an aggregate sale price of $10,000. Closing of the acquisition is expected to take place on or before June 16, 2005. Closing is subject to a number of customary conditions, including the delivery of audited financial statements for Clyvia Technology and completion of our due diligence investigations. If we successfully close the acquisition of Clyvia Technology, of which there is no assurance, it is expected that we will abandon our mineral exploration business to focus our resources on the Clyvia Technology Business. If we are not successful in closing the acquisition of Clyvia Technology, we will continue with our mineral exploration business.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months involves the following:

1.
We intend to proceed with the acquisition of Clyvia Technology. Closing of this acquisition is expected to take place on or before June 16, 2005; however, there is no assurance that we will be able to complete the acquisition within that time frame or at all. If we are successful in completing the acquisition of Clyvia Technology, it is expected that we will abandon our mineral exploration business in order to focus our resources on the development of the Technology. In developing the Technology and the Clyvia Business, we plan to;

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

RESULTS OF OPERATIONS

First Quarter Summary

	Three Months Ended April 30
			Percentage
	2005	2004	Increase / (Decrease)
Revenue	$Nil	$Nil	--
Expenses	(26,414)	(8,330)	217.1%
Net Income (Loss)	$(26,414)	$(8,330)	217.1%

Revenue

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

Operating Expenses

Our operating expenses for the quarterly periods ended April 30, 2005 and 2004 consisted of the following:

	Three Months Ended April 30
			Percentage
	2005	2004	Increase / (Decrease)
Bank Charges	$64	$104	(28.6)%
Filing Fees	1,672	1,474	13.4%
Mineral Property Expenditures	1,798	Nil	100%
Office Expenses	3,860	126	2,963.5%
Professional Fees	18,738	6,626	182.8%
Transfer Agent Fees	282	Nil	100%
Total Operating Expenses	$26,414	8,330	217.1%

The majority of our expenses for the three months ended April 30, 2005 were professional fees incurred in connection with our proposed acquisition of Clyvia Technology and with meeting our ongoing reporting obligations under applicable securities laws. It is expected that our operating expenses will increase significantly if we complete the acquisition of Clyvia Technology or if we decide to proceed with Phase Two of the Chu Chua Property exploration program.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At April 30, 2005	At January 31, 2005	Increase / (Decrease)
Current Assets	$16,237	$31,586	(48.6)%
Current Liabilities	(16,874)	(8,883)	90.0%
Working Capital (Deficit)	$(637)	$22,703	(102.8)%

As at April 30, 2005, we had cash of $16,237 and a working capital deficit of $637. The decrease in our working capital is largely due to our increase in expenses arising as a result of the acquisition of Clyvia Technology and in meeting our ongoing reporting obligations under applicable securities laws and due to the fact that we had no offsetting sources of revenue or financing during the period. Our current working capital is insufficient to support our plan of operation for the next twelve months. If we complete the acquisition of Clyvia Technology, we will need approximately $2,400,000 to proceed with our development plan for the Technology. If we decide to proceed with Phase Two of the Chu Chua Property exploration program, we will need approximately $85,000 to complete Phase Two of the exploration program. We do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue our plan for either the Clyvia Business or the mineral exploration program. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our technology development or exploration efforts and may implement additional actions to reduce expenditures.

Cash Flows
	Three Months Ended April 30
	2005	2004
Cash Flows from (used in) Operating Activities	$(15,349)	$(11,477)
Cash Flows from (used in) Investing Activities	Nil	Nil
Cash Flows from (used in) Financing Activities	Nil	Nil
Net Increase (decrease) in Cash During Period	$(15,349)	$(11,477)

Financing Requirements

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

The financial statements accompanying this Quarterly Report contemplate our continuation as a going concern. However, we have sustained substantial losses, have a limited operating history and are still in the development stage of our business. We intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months, however there is no assurance that we will be able to raise the necessary capital to continue our operations.

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

Our significant accounting policies are disclosed in Note 3 to the unaudited financial statements included in this Quarterly Report.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below as well as the information contained in our reports and other documents filed from time to time with the SEC before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than the amount necessary to complete the exploration of our mineral claims and/or development of the Technology. Therefore, we will need to obtain additional financing in order to complete our business plan. As of April 30, 2005, we had cash on hand of $16,237. Our plan of operation calls for significant expenses in connection with the exploration of the Chu Chua property, or if we are successful in completing the acquisition of Clyvia Technology, of which there is no assurance, the development of the Technology.

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

We have only begun the initial stages of exploration of our mineral claims and we have not completed the acquisition of Clyvia Technology, and thus are unable to evaluate the likelihood that we will be able to operate our business successfully. We were incorporated on December 11, 2003, and to date have been involved primarily in organizational activities and the acquisition of the mineral claims. We have not earned any revenues and we never achieved profitability as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and new technology development companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail.

We are required by our mineral property option agreement to incur $10,000 of expenditures for exploration work by October 31, 2005 and our venture will fail if we cannot raise these funds or extend the agreement.

Our mineral property agreement with Rockcutter requires us to incur $100,000 of expenditures by October 31, 2005. Through January 31, 2005, we have incurred a total of $11,265 on exploration expenditures on the Chu Chua Property and will be required to spend an additional $88,735 by October 31, 2005 in order to exercise our option rights. If we fail to make these expenditures, we may lose our mineral property option agreement with Rockcutter and investors could lose their entire investment.

If we complete a financing through the sale of additional shares of our common stock, then shareholders will experience dilution.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of shares will result in dilution to existing shareholders, which may result in a decrease in the price our common stock.

ITEM 3.	CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5.	OTHER INFORMATION.

All information required to be disclosed in a Current Report on Form 8-K during the period covered by this Quarterly Report has been previously disclosed by the filing of such reports on Form 8-K.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change.(5)
3.2	By-Laws.(1)
10.1	Mineral Property Option Agreement.(1)
10.2	Amendment Agreement to Mineral Property Option Agreement.(4)
10.3	Escrow Agreement.(2)
10.4	Amended Escrow Agreement.(3)
10.5	Share Purchase Agreement between Clyvia Capital Holding GmbH, Rapa Mining Inc., Clyvia Technology GmbH and Brian Cheston, dated for reference the 7th day of April, 2005.(7)
14.1	Code of Ethics. (6)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16, 2004.
(2)	Filed with the SEC as an exhibit to Amendment No. 3 to our Registration Statement on Form SB- 2/A filed on Jul y 19, 2004.
(3)	Filed with the SEC as an exhibit to Amendment No. 4 to our Registration Statement on Form SB- 2/A filed on Augus t 10, 2004.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 30, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 18, 2005.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 2, 2005.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 18, 2005.

REPORTS ON FORM 8-K

We have filed the following reports on Form 8-K since the end of our fiscal year ended January 31, 2005:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

February 18, 2005	February 18, 2005	Disclosing seven-for-one stock split.

April 14, 2005	April 18, 2005	Disclosing entry into share purchase agreement with Clyvia Capital Holding GmbH, Clyvia Technology GmbH and Brian Cheston.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPA MINING INC.

	By:	/s/ Brian R. Cheston
Date: June 15, 2005		BRIAN R. CHESTON
President, Secretary, Treasurer, Chief Executive
Officer and Chief Financial Officer
Director
(Principal Executive Officer
and Principal Accounting Officer)