Form 10QSB
period 2005-07-31
CLYVIA INC
filed 2005-09-23
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
  ☒  Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2005

 ☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________to ________

COMMISSION FILE NUMBER 000-50930

CLYVIA INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0415276
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1480 Gulf Road, #204
Point Roberts, WA 98281
(Address of principal executive offices)

(360) 306-0230
(Issuer's telephone number)

Rapa Mining Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 20, 2005, the Issuer had 98,515,317 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.

CLYVIA INC.

(formerly RAPA MINING INC.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)\

July 31, 2005
(Unaudited)

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

July 31,
2005

ASSETS

Current Assets
Cash and cash equivalents	$702,603
Other receivables	2,872
Prepaid expenses	15,999
Deferred tax asset, less valuation allowance $196,544	-

Total Assets	$721,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$91,769

Total Current Liabilities	91,769

Commitments (Note 9)

Stockholders’ Equity
Common stock
Authorized
525,000,000 common shares, par value $0.001
Issued and outstanding
98,515,317 common shares	98,515
Additional paid-in capital	8,145,169
Accumulated other comprehensive income:
Foreign currency cumulative translation adjustment	432,938
Deficit accumulated during the development stage	(8,046,917)

Total Stockholders’ Equity	629,705

Total Liabilities and Stockholders’ Equity	$721,474

The accompany notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six	Three
	From Inception	Months	Months
	(December 21,	Ended	Ended
	2004) to July 31	July 31.	July 31,
	2005	2005	2005

EXPENSES

Professional fees/management fees	$127,913	$122,295	$82,256
Other operating expenses	16,944	16,944	15,832
Stock-based compensation	7,468,845	7,468,845	7,468,845
Foreign currency loss	433,333	433,333	433,333

LOSS BEFORE OTHER ITEM AND INCOME TAXES	(8,047,035)	(8,041,417)	(8,000,266)

OTHER ITEM
Interest income	118	118	-

LOSS BEFORE INCOME TAXES

Provision for income taxes	-	-	-

NET LOSS	$(8,046,917)	$(8,041,299)	$(8,000,266)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	432,938	432,938	434,091

COMPREHENSIVE LOSS	$(7,613,979)	$(7,608,361)	$(7,566,175)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.09)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		84,474,999	70,888,117

The accompany notes are an integral part of these consolidated financial statements

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six
	From Inception	Months
	(December 21	Ended
	2004) to July 31,	July 31,
	2005	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,046,917)	$(8,041,299)
Adjustment to reconcile net income to cash used by operating activities:
Stock-based compensation	7,468,845	7,468,845
Change in operating assets and liabilities
Increase in other receivables	(3,003)	(2,933)
Increase in prepaid expenses	(16,700)	(16,700)
Increase in accounts payable and accrued liabilities	80,502	75,320

Net cash used by operating activities	(517,273)	(516,767)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	789,100	755,000

Net cash provided by financing activities	789,100	755,000

EFFECT OF FOREIGN CURRENCY TRANSLATION,
CASH AND CASH EQUIVALENTS DURING THE PERIOD	430,776	430,776

NET INCREASE IN CASH	702,603	669,009

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	33,594

CASH AND CASH EQUIVALENTS, END OF PERIOD	$702,603	$702,603

The accompany notes are an integral part of these consolidated financial statements

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Clyvia Inc. (formerly Rapa Mining Inc.) (the “Company”) was incorporated on December 11, 2003 under the Laws of the State of Nevada and was in the business of exploring mineral properties. Effective June 16, 2005 the Company acquired 100% of the issued and outstanding shares of Clyvia Technology GmbH (“Clyvia Technology”), a company engaged in the development of a process known as catalytic depolymerization to produce fuel from various forms of waste materials including plastics. The Company has abandoned its mineral property acquisition and exploration business in order to focus its resources on the development of Clyvia Technology’s propriety technology. The Company is considered to be a development stage company, as it has not generated revenues from operations.

Effective June 16, 2005 the Company consummated the acquisition of Clyvia Technology by acquiring 100% of the issued and outstanding shares of Clyvia Technology from Clyvia Capital Holding GmbH (“Clyvia Capital”) in exchange for an aggregate of 55,000,000 shares of the Company’s common stock. In addition, Brian Cheston transferred 14,000,000 shares of the Company’s common stock already issued and outstanding prior to the transaction to Clyvia Capital in exchange for $10,000. Completion of the acquisition resulted in the former sole shareholder of Clyvia Technology holding the majority of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a recapitalization of Clyvia Technology.

The unaudited consolidated statement of operations and cash flows of the Company prior to June 16, 2005 are those of Clyvia Technology. The Company’s consolidated date of incorporation is considered to be December 21, 2004, the date of inception of Clyvia Technology. Effective September 1, 2005, the Company changed its name from Rapa Mining Inc. to Clyvia Inc.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at July 31, 2005, and for all periods presented, have been included. Interim results for the period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

2.	GOING CONCERN

These consolidated financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exists which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

2.	GOING CONCERN (continued)

classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern

The operations of the Company have primarily been funded by the sale of common stock. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms to the Company.

3.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in US dollars. The significant accounting policies adopted by the Company are as follows:

(a) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(b) Foreign currency translation

The functional currency of the Company is the United States dollar. The Company’s subsidiary, Clyvia Technology, uses the Euro as its functional currency. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

The Company follows the current rate method of translation with respect to its presentation of these consolidated financial statements in the reporting currency, being the United States dollar. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rates while revenue and expenses are translation at the prevailing exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders equity as accumulated other comprehensive loss.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(c)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

	(d)	Income taxes

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

	(e)	Fair value of financial instruments

The Company's financial instruments consist of cash and cash equivalents, other receivables, prepaid expenses, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

	(f)	Stock-based compensation

The parent company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

	(g)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of July 31, 2005, there were no potentially dilutive securities outstanding.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes APB 25 and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises SFAS 123

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(h)	Recent Accounting Pronouncements

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

In December 2004, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets –an amendment of APB Opinion No. 29” (“SFAS 153”) which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005

The adoption of these new pronouncements is not expected to have a material effect on the Company’s financial position or results of operations.

4.	LICENSING AGREEMENT

Pursuant to a license agreement dated December 23, 2004, Clyvia Technology was granted an exclusive worldwide license with respect to certain German patents related to catalytic depolymerization. In consideration, Clyvia Technology is required to pay a declining royalty based on the level of sales generated. The royalties are between 6% and 10%. The agreement has a twelve month termination notice period with the earliest date of termination being December 31, 2009.

5.	RELATED PARTY TRANSACTIONS

On July 11, 2005, the Company granted 250,000 stock options to an officer and director of the Company to acquire up to a total of 250,000 shares of common stock exercisable at a price of $1.09 per share up to July 11, 2010 as part of a management services agreement. At July 31, 2005, included in accounts payable is $1,695 owed to an officer and director of the Company and $95 owed to a former officer and director of the Company.

6.	COMMON STOCK

The Company’s articles of incorporation allow it to issue up to 525,000,000 shares of common stock, par value $0.001. Effective February 18, 2005, the Company effected a stock split of its common stock by issuing seven new shares for every one old share. Except as otherwise stated to the contrary in these financial statements, all references to shares and prices per shares have been adjusted to give retroactive effect to the stock split.

On December 21, 2004, the Company issued 42,805,000 shares of common stock for total proceeds of $34,100 (25,000 Euro).

On June 16, 2005, the Company acquired all the issued and outstanding stock of Clyvia Technology, which was accounted for as a recapitalization of the Company (Note 1) in exchange for 55,000,000 shares of common stock. The issued number of shares of common stock is that of the Company with adjustments made for differences in par value between the Company and Clyvia Technology.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

6.	COMMON STOCK (continued)

On June 28, 2005, the Company issued 305,555 units at a price of $1.08 per unit with each unit consisting of one share of the Company’s common stock and one share purchase warrant for total proceeds of $330,000. Each warrant will entitle the holder to purchase an additional share of the Company’s common stock at a price of $1.08 per share for a period of two years from the date of issuance of the units.

On July 27, 2005, the Company issued 404,762 units at a price of $1.05 per unit with each unit consisting of one share of the Company’s common stock and one share purchase warrant for total proceeds of $425,000. Each warrant will entitle the holder to purchase an additional share of the Company’s common stock at a price of $1.05 per share for a period of two years from the date of issuance of the units.

7.	STOCK OPTIONS AND WARRANTS

On May 17, 2005, the Company adopted a stock incentive plan (the “2005 Stock Option Plan”) to provide incentives to employees, directors and consultants. The Stock Plan provides for the issuance of up to 6,420,750 options with a maximum term of five years. The maximum aggregate number of shares that may be optioned under the 2005 Stock Option Plan will be increased effective the first day of each of the Company’s fiscal quarters, beginning with the fiscal quarter commencing May 1, 2005, up to a maximum of 15% of the outstanding shares on the first day of the applicable quarter.

Stock Options

		Weighted
		Average
	Number	Exercise Price

Options outstanding, beginning of the period
Issued	6,050,000	$1.09
Exercised
Expired
Options outstanding, July 31, 2005	6,050,000	$1.09

On July 11, 2005, the Company granted stock options to officers, directors and consultants under the 2005 Stock Option Plan, to acquire a total of 6,050,000 shares of common stock exercisable at a price of $1.09 per share up to July 11, 2010.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

7.	STOCK OPTIONS AND WARRANTS (continued)

A summary of stock options outstanding at July 31, 2005, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

$ 1.09	250,000	4.95	$ 1.09	250,000	$ 1.09
$ 1.09	2,000,000	4.95	$ 1.09	2,000,000	$ 1.09
$ 1.09	2,000,000	4.95	$ 1.09	2,000,000	$ 1.09
$ 1.09	200,000	4.95	$ 1.09	200,000	$ 1.09
$ 1.09	700,000	4.95	$ 1.09	700,000	$ 1.09
$ 1.09	700,000	4.95	$ 1.09	700,000	$ 1.09
$ 1.09	200,000	4.95	$ 1.09	200,000	$ 1.09

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	3.91%
Dividend yield rate	0.00%
Price volatility	117.00%
Weighted average expected life of options	4.95

The Company recognized stock-based compensation of $7,468,845, being the fair value of the options granted.

Warrants

Date	Issues	Outstanding	Exercise Price	Expiry Date

June 28, 2005	305,555	305,555	1.08	June 27, 2007
July 27, 2005	404,762	404,762	1.05	July 26, 2007

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

8.	SEGMENT INFORMATION

The Company’s operations following the acquisition of Clyvia Technology were conducted in one reportable segment, being the development and commercialization of the process known as catalytic depolymerization, in Germany.

9.	COMMITMENTS

On July 1, 2005, the Company entered into a management services contract with a director and officer of the Company effective July 1, 2005, to pay monthly management fees of 5,000 Euro. The agreement also specifies a grant of options to purchase 250,000 shares of the Company’s common stock pursuant to the Company’s 2005 Stock Option Plan at an exercise price of $1.09 per share for a period of five years from the date of issuance for a term of one year. The stock options were granted July 11, 2005. The agreement is for a one year term and shall automatically extend for additional one year terms on the anniversary date unless notice is given by the Company at least 90 days prior to renewal.

On July 1, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective July 1, 2005, to pay monthly management fees of 2,300 Euro and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year.

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

As used in this Quarterly Report, the terms "we", "us", "our", and “Clyvia” mean Clyvia Inc. (formerly “Rapa Mining Inc.”) unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

DESCRIPTION OF BUSINESS

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the fiscal quarter and six month period ended July 31, 2005 and changes in our financial condition from January 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended January 31, 2005.

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

Effective on June 16, 2005 (the “Acqusition Date”), we completed the acquisition of all of the issued and outstanding shares of Clyvia Technology GmbH (“Clyvia Technology”). Prior to completing the acquisition of Clyvia Technology, we were an exploration stage company engaged in the business of acquiring and exploring mineral properties. We currently have an option with Rockcutter Capital Inc. (“Rockcutter”) to acquire a 100% interest in two mineral claims located approximately 15 miles north of the town of Barriere in the Kamloops Mining Division in the Province of British Columbia, Canada, known as the Chu Chua Property. In order to exercise this option we are required to expend a total of $100,000 in exploration expenditures on the Chu Chua Property by October 31, 2005.

Having completed the acquisition of Clyvia Technology, we intend to abandon our mineral property acquisition and exploration business in order to focus our resources on the development of Clyvia Technology’s proprietary technology. As a result, we expect that we will lose our option rights to the Chu Chua Property.

Clyvia Technology GmbH

Clyvia Technology was founded on December 21, 2004 under the laws of Germany for the purpose of developing a proprietary technology that utilizes a process known as catalytic depolymerization to produce diesel fuel and heating oil from various forms of recyclable waste materials, including vegetable oils, plastics and organic solids (the “Technology”).

Prior to our acquisition of Clyvia Technology, Clyvia Technology had been engaged primarily in organizational activities, and has not earned any revenues to date.

The Technology

Catalytic depolymerization is a chemical procedure that utilizes heat and/or ion exchanging catalysts to breakdown larger macro-molecules into simpler compounds.

Utilizing this chemical process, Clyvia Technology has developed a system that breaks down the longer hydrocarbon molecules found in certain recyclable waste materials into the shorter hydrocarbon molecules used in high quality diesel fuel and/or heating fuel. The possible input waste products include:

(a)	Waste petroleum products, such as cold cleansers, oil sludge and used mechanical oils;
(b)	Waste plastic products;
(c)	Organic plant or animal oils or fats, such as those found in cooking oils, cosmetics and candles; and
(d)	Organic solids, such as wood products, animal waste and waste food products.

In the proposed Clyvia system, the input raw materials are to be fed into a reactor containing a mixture of circuit oil and an ion exchanging catalyst compound. The hydrocarbon molecules are then stored in the reactive chamber where a heated liquid and steam mixture is introduced, heating the compound to a reactive temperature of approximately 300°C to 400°C. Once the reactive temperature is reached, the longer hydrocarbon molecules of the input materials break down into shorter hydrocarbon molecules and evaporate. The evaporated hydrocarbon molecules are then led to a fractional distillation plant which cools the vapor and extracts diesel and/or heating fuel.

One of the major developmental hurdles to using catalytic depolymerization in the past was the production of large amounts of undesirable and toxic byproducts, including chlorine, fluorine and coke. The process being developed by Clyvia Technology resolves these issues by binding these substances in the form of salts at temperatures of 260°C to 280°C before the splitting process occurs. Further, the process utilized by the Technology splits the longer molecules without forming methane, meaning that the Clyvia system does not produce major quantities of coke. The system used by the Technology is fundamentally different from the process historically used to split hydrocarbon molecules known as pyrolysis. Pyrolysis utilizes thermal energy to split hydrocarbon molecules, requiring extremely high reactive temperatures, significantly increasing the cost of the process, and producing high amounts of waste carbon byproduct.

In laboratory tests, Clyvia Technology has demonstrated that its proprietary process promises to overcome many of the disadvantages to using catalytic depolymerization:

(a)	The system utilizes specialized ion exchanging catalysts to accelerate the depolymerization process;

(b)
Utilizing a new catalyzing agent, the Clyvia system has been able to maintain constant catalyzer activity even in the presence of chlorine and fluorine, which normally interfere with the depolymerization process; and

(c)	The system separates the reactor component of the plant from the distillation component, resulting in an extremely clean end-product.

The Technology has been successfully demonstrated in laboratory tests and we are now seeking to construct a pilot project prototype that we will use to demonstrate that the Technology can be used to effectively create a renewable source of high quality diesel fuel and/or heating oil. However, to date, a fully working prototype unit has not been constructed and there is no assurance that we will be able to construct such a prototype. Even if we are successful in constructing such a prototype, there is no assurance that we will be able to develop any commercially viable products based on that prototype.

Intellectual Property Rights

Clyvia Technology has licensed rights to three patent pending technologies, filed in the German Patent and Trademark Office, which form the basis of its catalytic depolymerization process (the “Licensed Technology”). In addition, in March, 2005, Clyvia Capital filed a separate patent application with the German Patent and Trademark Office on behalf of Clyvia Technology for its catalytic depolymerization process.

The three licensed patent pending technologies have been licensed from ECO Impact GmbH (“ECO Impact”) pursuant to a license agreement executed by Clyvia Technology and ECO Impact in December, 2004. The agreement has no fixed termination date and may be terminated no earlier than December 31, 2009 with at least twelve months prior notice. In consideration for the granting of the license, Clyvia Technology has agreed to pay the following royalties:

(a)	5% of gross sale revenues based on the Licensed Technology (“License Revenue”) of up to €500,000 (approximately $606,300 based on an exchange rate of €1:$1.2126 as of July 31, 2005);

(b)	4% of License Revenue between €500,000 and €1,000,000 (approximately $1,212,600); and

(c)	3% of License Revenue in excess of €1,000,000.

A copy of the license agreement is attached as an exhibit to this Quarterly Report.

Key Personnel of Clyvia Technology

Dr. Manfred Sappok: Dr. Sappok is a Managing Director and a key employee of Clyvia Technology. Dr. Sappok has a PhD in physics and began his career as a project manager at ABB in Manheim, Germany. In 1981, Dr. Sappok moved to Siempelkamp, a German based industrial manufacturing giant, where he was appointed as a managing director in 1983. In 1997, Dr. Sappok left Siempelkamp and began work on developing the Technology. In 2004, Dr. Sappok founded Clyvia Technology along with Dieter Wagels.

Beginning on July 1, 2005, Clyvia Technology has agreed to pay to Dr. Sappok a salary of €2,300 (approximately $2,789 based on an exchange rate of €1:$1.2126 as of July 31, 2005) per month. In addition, Clyvia Technology will pay Dr. Sappok a management bonus equal to 1.5% of the selling price of any products based on the Technology and will maintain death and disability insurance for the benefit of Dr. Sappok.

Dieter Wagels: Mr. Wagels is also a Managing Director and key employee of Clyvia Technology. Mr. Wagels is the principal of Dast GmbH, a manufacturer of precision machinery located in Düsseldorf, Germany. In 2004, Mr. Wagels founded Clyvia Technology with Dr. Sappok.

Clyvia Technology does not currently pay Mr. Wagels for his services. We do expect to pay Mr. Wagels for his services in the future; however, the amount and terms of that compensation have yet to be determined.

Competition

We are currently aware of two companies attempting to develop and market recycling technologies that utilize catalytic depolymerization to generate diesel fuel from waste products. Although we are unsure as to the current stage of development of these companies and their technologies, we believe that their products have not yet gained acceptance in the market place. If we are able to successfully construct a working prototype of the Technology within the next twelve months, of which there is no assurance, we believe that we will be able to compete with these companies and their technologies.

The market for technologies that utilize catalytic depolymerization for fuel production is an emerging market and, to our knowledge, no single competitor has emerged to firmly establish themselves in the marketplace. However, the market for alternative fuel production is highly competitive with a number of alternative technologies being developed. In addition, we expect that products based on the Technology and the Clyvia process will compete directly with fossil fuels produced by existing and well established oil companies. In order to compete with other alternative fuel sources and existing fossil fuel producers, we will have to differentiate the Technology from competitors. In order to do so, we intend to emphasize the Technology’s dual benefits as an alternative source of energy and as a municipal solid waste management system. However, our ability to market the Technology will depend upon our ability to successfully develop the Technology and a working prototype, of which there is no assurance.

Plan of Operations

Now that we have completed the acquisition of Clyvia Technology, we intend to devote our resources to the development of the Technology. We do not expect to apply any of our resources to the exploration of the Chu Chua Property and we intend to allow our option on that property to expire. To develop the Technology, we intend to do the following:

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

(c)
Once we are satisfied with the results of our testing program, we will invite representatives from the waste management and energy production industries to our facilities in order to conduct demonstrations of the prototype.

We anticipate spending approximately €2,000,000 (approximately $2,425,200 based on an exchange rate of €1:$1.2126 as of July 31, 2005) in pursuing the above plan of operation over the next twelve months. This amount is in excess of our current cash reserves and we do not expect to earn any revenues until we have completed the commercial development of products based on the Technology. Accordingly, we will require substantial additional financing in order to fund the above plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business.

During the three-month period ended July 30, 2005, we completed two private placement financings for total proceeds of $755,000. Currently we do not have any additional financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing in order to proceed with either the development of the Clyvia Business. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to pursue our plan of operation.

RESULTS OF OPERATIONS

Under generally accepted accounting principles, our acquisition of Clyvia Technology has been accounted for as a reverse acquisition. As such, Clyvia Technology has been treated as the acquiring entity for accounting and financial reporting purposes. As such, the results of our operations presented in this Quarterly Report are presented as a continuation of the operations of Clyvia Technology, which was incorporated on December 21, 2004, and not the legal acquirer, Clyvia (formerly Rapa Mining Inc.). As Clyvia Technology has the same fiscal year-end as Clyvia (ie. January 31), the adoption of the fiscal year of Clyvia Technology will not affect the timing of when we file our periodic reports.

Second Quarter and Six Months Summary

	Second Quarter Ended July 31			Six Months Ended July 31
			Percentage			Percentage
			Increase /			Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)
Revenue	Nil	n/a	n/a	Nil	n/a	n/a
Expenses	(8,000,266)	n/a	n/a	(8,041,417)	n/a	n/a
Interest Income	Nil	n/a	n/a	118	n/a	n/a
Net Income (Loss)	$(8,000,266)	n/a	n/a	$(8,041,299)	n/a	n/a

Revenue

We have not earned any revenues to date. We are presently in the development stage of our business. We do not anticipate earning revenues until we have completed our development program. Even if we are able to develop marketable products based on the Technology, of which there is no assurance, there is no assurance that we will be able to successfully market those products.

Operating Expenses

Our operating expenses for the quarterly periods ended July 31, 2005 and 2004 consisted of the following:

	Second Quarter Ended July 31			Six Months Ended July 31
			Percentage			Percentage
	2005	2004	Inc. / (Dec.)	2005	2004	Inc. / (Dec.)
Professional Fees / Management Fees	$82,256	n/a	n/a	$122,295	n/a	n/a
Other Operating Expenses	15,832	n/a	n/a	16,944	n/a	n/a
Stock Based Compensation	7,468,845	n/a	n/a	7,468,845	n/a	n/a
Foreign Exchange Loss	433,333	n/a	n/a	433,333	n/a	n/a
Total Operating Expenses	$8,000,266	n/a	n/a	$8,041,417	n/a	n/a

The majority of our expenses for the second quarter ended July 31, 2005 consist of amounts recognized as stock based compensation on account of options issued during the period pursuant to our 2005 Stock Option Plan. The amounts recognized are based on the fair value of the options granted, calculated using the Black-Scholes option pricing model. See Note 7 to our financial statements included with this Quarterly Report. Included in professional fees are amounts incurred in connection with our acquisition of Clyvia Technology and with meeting our reporting obligations under applicable securities laws.

We expect our operating expenses to increase significantly in the near future as we proceed with our development plan for the Technology.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

			Percentage
	At July 31, 2005	At January 31, 2005	Increase / (Decrease)
Current Assets	$721,474	$33,664	2,043.2%
Current Liabilities	(91,769)	(5,182)	1,670.9%
Working Capital (Deficit)	$629,705	$28,482	2,110.9%

As at July 31, 2005, we had cash in the amount of $702,603 and a working capital surplus of $629,705. The increase in our current assets is largely due to two private placement financings completed during the three months ended July 31, 2005 that provided us with gross proceeds in the amount of $755,000. The increase in our current liabilities is largely a result of accruals for professional fees incurred in connection with our acquisition of Clyvia Technology and in meeting our ongoing reporting obligations under applicable securities laws.

We will require additional financing of approximately $1,700,000 in order to complete our plan of operation for the next twelve months. Currently we do not have any additional financing arrangements in place and there is no assurance that we will be able to raise the additional capital that we require to continue our plan of operation. In the event that we are unable to raise additional financing on acceptable terms, we will reduce our development efforts and may implement additional actions to reduce expenditures.

Cash Flows

	Six Months Ended July 31
	2005	2004
Cash Flows from (used in) Operating Activities	$(516,767)	n/a
Cash Flows from (used in) Investing Activities	Nil	n/a
Cash Flows from (used in) Financing Activities	755,000	n/a
Effect of Foreign Currency Translations	430,776	n/a
Net Increase (decrease) in Cash During Period	$669,009	n/a

Financing Requirements

We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial product development, marketing and/or operating expenses in implementing our plan of operation. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

(a)	our ability to develop commercially marketable products based on the Technology;

(b)	our ability to raise additional capital necessary to implement our business strategy and plan of operation;

(c)	our ability to compete with other existing technologies; and

(d)	the success of any marketing and promotional campaign which we conduct for our products once development is complete.

The financial statements accompanying this Quarterly Report contemplate our continuation as a going concern. However, we have sustained substantial losses, have a limited operating history and are still in the development stage of our business. We intend to finance our plan of operation though private placements of our equity securities, however there is no assurance that we will be able to raise the necessary capital to continue our operations.

If we are successful in completing additional equity financings, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our plan of operation as currently constituted. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency.

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

RISKS AND UNCERTAINTIES.

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below as well as the information contained in our reports and other documents filed from time to time with the SEC before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require additional financing in the amount of $1,700,000 in order to fund our plan of operation over the next twelve months. We currently do not have any financing arrangements in place and there is no assurance that we will be able to acquire sufficient financing on terms acceptable to us or at all. If financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment

Limited Operating History, Risks Of A New Business Venture

Clyvia Technology was formed on December 21, 2004 and as such, does not have an operating history upon which future performance may be assessed.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that our business will prove to be successful, and there can be no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our Operations May Be Subject To Extensive Government Regulations

The operations of Clyvia Technology are based in Germany and its operations may be subject to extensive government regulations in Europe or any other jurisdiction in which products based on the Technology are marketed. Municipal solid waste management and the production of diesel fuels and heating oils are highly regulated industries and we may have to satisfy numerous mandatory procedures, regulations, and safety standards established by federal and state regulatory agencies in order to develop and market the Technology. The extent to which these regulations may apply to us is not yet fully known and there can be no assurance that we can successfully comply with all present or future government regulations.

Rapid Technological Changes In The Alternative Fuels Industry Could Make Our Products Obsolete

The alternative fuels industry in which we intend to compete is characterized by rapid technological change and intense competition. New technologies, products and industry standards will develop at a rapid pace which could make our planned products obsolete. Our future success will depend upon our ability to rapidly develop a working prototype of the Technology and to commercialize and market products based on the Technology. In addition, we will be required to introduce product enhancements to address the needs of our customers. Delays in our ability to develop the Technology and products based on the Technology may allow competitors to obtain a significant advantage over us and may make it more difficult for us to develop our business.

Asserting And Defending Intellectual Property Rights May Impact Results Of Operations

The success of our business may depend on our ability to protect our proprietary process and technology from competitors. We have licensed certain patent pending technologies and have applied for our own patent with the German Patent and Trademark Office. However, there is no assurance that a final patent will be granted for any of the patent pending technologies underlying the Technology. If we are not able to obtain a patent for any of the technologies, we will only be able to protect the Technology by maintaining the secrecy of the Clyvia process and technology.

Even if we are able to obtain patents for the Technology, we may be required to defend our intellectual property rights through litigation. The financial cost of such litigation could have a material impact on our financial condition even if we are successful in developing and marketing products and in defending any of our intellectual property rights, of which there is no assurance. Furthermore, an adverse outcome in any litigation or interference proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. In addition, a finding that any of our intellectual property rights are invalid could allow competitors to more easily and cost-effectively compete. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on our business, financial condition and results of operations.

We Intend To Operate In A Highly Competitive Industry

The alternative energy market is an emerging market and is constantly evolving. No single alternative source of diesel fuel or heating oil has gained wide spread acceptance; however, a number of companies world wide are attempting to develop alternative sources of energy and the market is highly competitive. Our future success is dependent upon our ability to develop the Technology as an effective, efficient and economical source of energy and our ability to effectively market the Technology. There is no assurance that we will be able to successfully do either of these things.

Even if we are successful in developing the Technology, the Technology will compete direct with existing sources of oil such as fossil fuels and with existing forms of municipal solid waste management. The fossil fuel industry and the solid waste management industry are both well established and dominated by companies with abundant technical, financial, marketing, sales and other resources. If we are to succeed, we will need to differentiate the benefits of the Technology from those marketed by existing sources of oil and waste management processes. Even if we are able to successfully differentiate the Technology, there is no assurance that the Technology will be able to gain acceptance in the marketplace.

Dependence On Key Personnel

Our success will largely depend on the performance of our management and on the management of Clyvia Technology. We are currently dependent upon a limited number of employees and consultants. As such, our success will also depend on our ability to attract and retain highly skilled technical, research, management, regulatory compliance, sales and marketing personnel. Competition for such personnel is intense. The loss of the services of such personnel or the inability to attract and retain other key personnel could impair the development of our business, operating results and financial condition.

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

PART II - OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS.

None.

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 28, 2005, we completed a private placement with a corporate investor of 305,555 units at a price of $1.08 per unit, for total proceeds of $330,000. Each unit consisted of one share of our common stock and one share purchase warrant to purchase one additional share of our common stock at a price of $1.08 per share for a period of two years from the date of closing. The units were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933 on the basis of representations made by the investor that it was not a “US person”, as defined in Regulation S, and that it was not acquiring the units on behalf of or for the benefit of a US person.

On July 27, 2005, we completed a private placement with a corporate investor of 404,762 units at a price of $1.05 per unit, for total proceeds of $425,000. Each unit consisted of one share of our common stock and one share purchase warrant to purchase one additional share of our common stock at a price of $1.05 per share for a period of two years from the date of closing. The units were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933 on the basis of representations made by the investor that it was not a “US person”, as defined in Regulation S, and that it was not acquiring the units on behalf of or for the benefit of a US person.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held a special meeting of our stockholders on August 17, 2005 for the purpose of adopting a proposal to change our name to “Clyvia Inc.” At the meeting, the proposal was approved by a majority of our stockholders. The results of the vote taken on the proposal was as follows:

For:	70,900,000
Against:	0
Abstained:	0

ITEM 5.                   OTHER INFORMATION.

Except as may be described in this section, all information required to be disclosed in a Current Report on Form 8-K during the period covered by this Quarterly Report has been previously disclosed by the filing of such reports on Form 8-K.

Entry into Material Definitive Agreement

Effective June 30, 2005, we entered into a management services agreement with Walter P.W. Notter, our Chief Executive Officer, Chief Financial Officer, President and Treasurer. As amended, the agreement provides that we will pay Mr. Notter a management fee of €5,000 per month and grant to Mr. Notter options to acquire 250,000 shares of our common stock pursuant to our 2005 Stock Option Plan at an exercise price of $1.09 per share. The options were granted to Mr. Notter on July 11, 2005. The agreement extends for a period of one year, which will automatically be renewed for additional one year terms on the anniversary date unless the Company provides notice of its intention not to extend the term of the agreement at least 90 days prior to the anniversary date.

Amendments to Articles of Incorporation

Effective on September 1, 2005, we amended our articles of incorporation by changing the name of the Company to “Clyvia Inc.”

ITEM 6.                   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change.(5)

3.3	Articles of Amendment changing name from Rapa Mining Inc. to Clyvia Inc.

3.4	By-Laws.(1)

10.1	Mineral Property Option Agreement.(1)

10.2	Amendment Agreement to Mineral Property Option Agreement.(4)

10.3	Escrow Agreement.(2)

10.4	Amended Escrow Agreement.(3)

10.5	Share Purchase Agreement between Clyvia Capital Holding GmbH, Rapa Mining Inc., Clyvia Technology GmbH and Brian Cheston, dated for reference the 7th day of April, 2005.(7)

10.6	License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English).

10.7	Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of June 30th, 2005.

10.8	Amendment to Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of July 11, 2005.

14.1	Code of Ethics. (6)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16, 2004.
(2)	Filed with the SEC as an exhibit to Amendment No. 3 to our Registration Statement on Form SB-2/A filed on July 19, 2004.
(3)	Filed with the SEC as an exhibit to Amendment No. 4 to our Registration Statement on Form SB-2/A filed on August 10, 2004.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 30, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 18, 2005.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 2, 2005.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 18, 2005.

REPORTS ON FORM 8-K

We have filed the following reports on Form 8-K since the end of our fiscal year ended January 31, 2005:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

June 16, 2005	June 22, 2005, and amended September 6, 2005	Disclosing acquisition of Clyvia Technology GmbH (amended September 6, 2005 to include audited financial statements of Clyvia Technology GmbH and unaudited pro-forma financial statements).

June 28, 2005	July 7, 2005	Disclosing unregistered sale of equity securities.

July 11, 2005	July 12, 2005	Disclosing grant of options pursuant to 2005 Stock Option Plan.

July 27, 2005	August 4, 2005	Disclosing unregistered sale of equity securities.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLYVIA INC.

Date:	September 21, 2005	By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
President, Treasurer, Chief Executive Officer
and Chief Financial Officer
Director
(Principal Executive Officer
and Principal Accounting Officer)