Form 10QSB
period 2005-10-31
CLYVIA INC
filed 2005-12-23
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2005

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

N/A
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 19, 2005, the Issuer had 100,317,119 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

CLYVIA INC.

(formerly RAPA MINING INC.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

October 31, 2005
(Unaudited)

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

October 31,
2005

ASSETS

Current Assets
Cash and cash equivalents	$433,795
Other receivables	36,750
Loan receivable	2,450
Prepaid expenses	104,068
Deferred tax asset, less valuation allowance $196,544	-

Total Current Assets	577,063

Office furniture and equipment, net of accumulated depreciation of $12,123	34,484

Total Assets	$611,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$125,882
Loan payable	40,000

Total Current Liabilities	165,882

Commitments (Note 9)

Stockholders’ Equity
Common stock
Authorized
525,000,000 common shares, par value $0.001
Issued and outstanding
98,515,317 common shares	98,515
Additional paid-in capital	8,145,169
Accumulated other comprehensive income:
Foreign currency cumulative translation adjustment	431,493
Deficit accumulated during the development stage	(8,229,512)

Total Stockholders’ Equity	445,665

Total Liabilities and Stockholders’ Equity	$611,547

The accompany notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From Inception	Nine	Three
	(December 21,	Months	Months
	2004) to	Ended	Ended
	October 31,	October 31,	October 31,
	2005	2005	2005

EXPENSES

Professional fees/management fees	$212,371	$206,753	$84,458
Other operating expenses	107,366	107,366	90,422
Stock-based compensation	7,468,845	7,468,845	-
Foreign currency loss	441,048	441,048	7,715

LOSS BEFORE OTHER ITEM AND INCOME TAXES	(8,229,630)	(8,224,012)	(182,595)

OTHER ITEM
Interest income	118	118	-

LOSS BEFORE INCOME TAXES

Provision for income taxes	-	-	-

NET LOSS	$(8,229,512)	$(8,223,894)	$(182,595)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	431,493	431,493	(1,445)

COMPREHENSIVE LOSS	$(7,798,019)	$(7,792,401)	$(184,040)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.12)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		70,892,040	98,515,317

The accompany notes are an integral part of these consolidated financial statements

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From Inception	Nine
	(December 21	Months
	2004) to	Ended
	October 31,	October 31,
	2005	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,229,512)	$(8,223,894)
Adjustment to reconcile net income to cash used by operating activities:
Stock-based compensation	7,468,845	7,468,845
Amortization	12,123	12,123
Change in operating assets and liabilities
Increase in other receivables	(37,286)	(37,216)
Increase in prepaid expenses	(105,868)	(105,868)
Increase in accounts payable and accrued liabilities	115,118	109,936

Net cash used by operating activities	(776,580)	(776,074)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of office furniture and equipment	(47,002)	(47,002)

Net cash used by investing activities	(47,002)	(47,002)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	(2,478)	(2,478)
Proceeds from loan payable	40,000	40,000
Issuance of common stock for cash	789,100	755,000

Net cash provided by financing activities	826,622	792,522

EFFECT OF FOREIGN CURRENCY TRANSLATION,
CASH AND CASH EQUIVALENTS DURING THE PERIOD	430,755	430,755

NET INCREASE IN CASH	433,795	400,201

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	33,594

CASH AND CASH EQUIVALENTS, END OF PERIOD	$433,795	$433,795

The accompany notes are an integral part of these consolidated financial statements

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005
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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at October 31, 2005, and for all periods presented, have been included. Interim results for the period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
October 31, 2005
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
October 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(c)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

	(d)	Prepaid expenses

Prepaid expenses consist of prepaid construction and rent.

	(e)	Office furniture and equipment

Office furniture and equipment is stated at cost. The Company capitalizes all purchased equipment over $400 with a useful life of more than one year. Depreciation is calculated using the straight-line method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized.

	(f)	Accounting for the impairment of long lived assets and long lived assets to be disposed of:

The Company reviews all furniture and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

	(g)	Income taxes

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

	(h)	Fair value of financial instruments

The Company's financial instruments consist of cash and cash equivalents, other receivables, loan receivable, prepaid expenses, accounts payable and accrued liabilities and loan payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

	(i)	Stock-based compensation

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

	(j)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of October 31, 2005, there were no potentially dilutive securities outstanding.

	(k)	Recent accounting pronouncements

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Pursuant to a license agreement dated December 23, 2004, Clyvia Technology was granted an exclusive worldwide license with respect to certain German patents related to catalytic depolymerization. In consideration of the grant, Clyvia Technology is required to pay a declining royalty based on the level of sales generated. The royalties are between 6% and 10%. The agreement has a twelve month termination notice period with the earliest date of termination being December 31, 2009.

5.	RELATED PARTY TRANSACTIONS

On July 11, 2005, the Company granted 250,000 stock options to an officer and director of the Company to acquire up to a total of 250,000 shares of common stock exercisable at a price of $1.09 per share up to July 11,

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

5.	RELATED PARTY TRANSACTIONS (continued)

2010 as part of a management services agreement. At October 31, 2005, included in accounts payable is $1,718 owed to an officer and director of the Company and $79 owed to a former officer and director of the Company. At October 31, 2005, $2,450 was owed from an officer and director of Clyvia Technology for personal travel expenses. Management fees paid to officers and directors for the three months ended October 31, 2005 totaled 21,900 Euro. Amounts due to and from officer and directors are unsecured, non-interest bearing and due on demand.

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
October 31, 2005
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

Stock Options

		Weighted
		Average
	Number	Exercise Price

Options outstanding, beginning of the period
Issued	6,050,000	$ 1.09
Exercised
Expired
Options outstanding, October 31, 2005	6,050,000	$ 1.09

On July 11, 2005, the Company granted stock options to officers, directors and consultants under the 2005 Stock Option Plan, to acquire a total of 6,050,000 shares of common stock exercisable at a price of $1.09 per share up to July 11, 2010.

A summary of stock options outstanding at October 31, 2005, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

$ 1.09	250,000	4.69	$ 1.09	250,000	$ 1.09
$ 1.09	2,000,000	4.69	$ 1.09	2,000,000	$ 1.09
$ 1.09	2,000,000	4.69	$ 1.09	2,000,000	$ 1.09
$ 1.09	200,000	4.69	$ 1.09	200,000	$ 1.09
$ 1.09	700,000	4.69	$ 1.09	700,000	$ 1.09
$ 1.09	700,000	4.69	$ 1.09	700,000	$ 1.09
$ 1.09	200,000	4.69	$ 1.09	200,000	$ 1.09

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

7.	STOCK OPTIONS AND WARRANTS (continued)

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate 3.91% Dividend yield rate 0.00% Price volatility 117.00% Weighted average expected life of options 4.95

The Company recognized stock-based compensation of $7,468,845, being the fair value of the options granted.

Warrants

Date	Issues	Outstanding	Exercise Price	Expiry Date

June 28, 2005	305,555	305,555	1.08	June 27, 2007
July 27, 2005	404,762	404,762	1.05	July 26, 2007

8.	LOAN PAYABLE

The loan is unsecured, non-interest bearing and due on demand. The balance due at October 31, 2005 was $40,000.

9.	SEGMENT INFORMATION

The Company’s operations following the acquisition of Clyvia Technology were conducted in one reportable segment, being the development and commercialization of the process known as catalytic depolymerization, in Germany.

10.	COMMITMENTS

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

10.	COMMITMENTS (continued)

one-year term and shall automatically extend for additional one year terms on the anniversary date unless notice is given by the Company at least 90 days prior to renewal. On November 23, 2005, Clyvia Technology increased the monthly management fee to 7,500 Euro effective January 1, 2006.

On July 1, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective July 1, 2005, to pay monthly management fees of 2,300 Euro and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year. On November 23, 2005, Clyvia Technology increased the monthly management fee to 5,000 Euro effective January 1, 2006.

On November 24, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective January 1, 2006, to pay monthly management fees of 3,750 Euro and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract period is indefinite, may be terminated with one year notice and terminates at the age of 65.

11.	SUBSEQUENT EVENT

On December 15, 2005, the Company completed a private placement with two corporate investors for a total of 1,801,802 units at a price of $1.11 per unit, for total proceeds of $2,000,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $1.35 per share for a period of two years from the date of closing.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", and “Clyvia” mean Clyvia Inc. (formerly “Rapa Mining Inc.”) unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

DESCRIPTION OF BUSINESS

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the fiscal quarter and nine month period ended October 31, 2005 and changes in our financial condition from January 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended January 31, 2005.

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

Effective on June 16, 2005 (the “Acquisition Date”), we completed the acquisition of all of the issued and outstanding shares of Clyvia Technology GmbH (“Clyvia Technology”). Prior to completing the acquisition of Clyvia Technology, we were an exploration stage company engaged in the business of acquiring and exploring mineral properties. Previously, we had an option to acquire a 100% interest in two mineral claims that required us to expend a total of $100,000 in exploration expenditures by October 31, 2005. Having completed the acquisition of Clyvia Technology, we have abandoned our mineral property acquisition and exploration business in order to focus our resources on the development of Clyvia Technology’s proprietary technology. As a result, we have allowed our mineral claims option to expire.

Clyvia Technology GmbH

Our wholly owned subsidiary, Clyvia Technology, was founded on December 21, 2004 under the laws of Germany for the purpose of developing a proprietary technology that utilizes a process known as fractional depolymerization to produce diesel fuel and heating oil from various forms of recyclable waste materials, including vegetable oils, plastics and organic solids (the “Fuel Technology”).

Prior to our acquisition of Clyvia Technology, Clyvia Technology had been engaged primarily in organizational activities, and has not earned any revenues to date.

Recent Corporate Developments

The following significant corporate developments have occurred since the end of our fiscal quarter ended July 31, 2005:

1.	In September, 2005, we changed our name to “Clyvia Inc.” This name change more accurately reflects our current business activities.

2.

In September, 2005 Clyvia Technology executed a memorandum of understanding (the “MOU”) with a Singapore businessman, Mr. Wong Chee Wah. Under the MOU, Mr. Wah will be granted an exclusive sales license to market systems based on the Fuel Technology in Singapore, Thailand, Burma and Japan. Mr. Wah will also be granted a non-exclusive license to market the Fuel Technology in China, Taiwan, Australia, New Zealand, Korea, Malaysia, Indonesia, the Philippines and India. If Mr. Wah is able to generate orders in any of these countries, Mr. Wah will be granted an exclusive license for that country. We have not earned any revenues from the sale of products under the MOU. Further, the Fuel Technology is still in the research and development stage and we do not currently have any saleable products based on the Fuel Technology. There are no assurances that our research and development program for the Fuel Technology will be successful or that we will be able to develop any commercially saleable products based on the Fuel Technology.

3.

In October, 2005, Clyvia Technology completed an initial study of the Fuel Technology. Although the results of this study indicated that, in its current stage of development, the Fuel Technology produced diesel fuel that does not fully meet strict environmental requirements, the diesel fuel produced did meet most the fuel parameters required under international fuel standard DIN 51603-1. As such, we consider the overall results of this initial study to be a success. For this study, three diesel samples were produced using the Fuel Technology. One of the three samples was able to produce diesel fuel with a cetane rating of 55.8. Cetane ratings indicate the ignition quality of diesel fuels, similar to octane ratings for gasoline. The current standard for diesel fuel is a cetane rating of approximately 52. With a cetane rating of 55.8, the diesel sample produced would be usable even in modern high-performance vehicle engines. The sample did not, however, meet DIN 51603-1’s stringent sulfur content requirements. We believe that the excess sulfur detected in the sample was likely produced from additives in the recycled waste oil used as the input material. Clyvia Technology’s next round of development and testing will focus on demonstrating that, by using pure input products, the Fuel Technology can produce diesel fuels that meet necessary sulfur content requirements.

4.	In December, 2005, Clyvia Technology began construction of a pilot plant for the Fuel Technology in Wegberg, Germany. The pilot plant is expected to be utilized as a combined research and production facility. It is expected that construction will be completed sometime in the Spring of 2006. We expect that the facility will become operational one month after construction has been completed. We intend to use the pilot plant to conduct demonstrations of the Fuel Technology for potential customers.

5.	Effective December 15, 2005, we completed a private placement financing consisting of 1,801,802 units at a price of $1.11 per unit for total proceeds of $2,000,000. Each unit consists of one share of our common stock and one share purchase warrant to acquire one additional share of our common stock at a price of $1.35 per share. Each share purchase warrant is exercisable for a period of two years from the date of closing. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

PLAN OF OPERATION

We have abandoned our mineral exploration business and are devoting our resources to the development of the Fuel Technology. For the next twelve months, our research and development program will involve the following:

(a)

The construction of a pilot plant for the Fuel Technology. Construction of the pilot plant began in December, 2005 and is expected to be completed sometime in the Spring of 2006. We expect the pilot plant to become operational one month after construction has been completed.

(b)

Once the pilot plant has been constructed, we will test the system utilizing different types of waste materials, which will include testing of the quality of the diesel fuel and heating oil produced by the pilot plant.

(c)

Once we are satisfied with the results of our testing program, we will invite representatives from the waste management and energy production industries to our facilities in order to conduct demonstrations of the prototype.

We anticipate spending approximately €2,000,000 (approximately $2,411,600 based on an exchange rate of €1:$1.2058 as of October 31, 2005) in pursuing the above plan of operation over the next twelve months. On December 15, 2005, we completed a private placement financing of 1,801,802 units at a price of $1.11 for total proceeds of $2,000,000. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” The proceeds from this private placement are being used by us to fund our research and development plan for the Fuel Technology and as general working capital. As a result of this private placement, we now have sufficient working capital to meet our anticipated needs for the next twelve months. However, there are no assurances that our plan of operation will proceed as anticipated. In particular we can not provide any assurances that our actual working capital needs for the next twelve months will not exceed the amounts that we have estimated. If we require additional financing, it is anticipated that such additional financing will likely be in the form of equity financing, as we do not expect there to be substantial debt financing available to us at this stage of our business.

Currently, we do not have any additional financing arrangements in place and there are no assurances that we will be able to obtain sufficient additional financing if needed.

RESULTS OF OPERATIONS

Under generally accepted accounting principles, our acquisition of Clyvia Technology was accounted for as a reverse acquisition. As such, Clyvia Technology has been treated as the acquiring entity for accounting and financial reporting purposes. As such, the results of our operations presented in this Quarterly Report are presented as a continuation of the operations of Clyvia Technology, which was incorporated on December 21, 2004, and not the legal acquirer, Clyvia (formerly Rapa Mining Inc.). As Clyvia Technology has the same fiscal year-end as Clyvia (i.e. January 31), the adoption of the fiscal year of Clyvia Technology will not affect the timing of when we file our periodic reports.

Third Quarter and Nine Months Summary

	Third Quarter Ended October 31			Nine Months Ended October 31
			Percentage			Percentage
			Increase /			Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)
Revenue	Nil	n/a	n/a	Nil	n/a	n/a
Expenses	(182,595)	n/a	n/a	(8,224,012)	n/a	n/a
Interest Income	Nil	n/a	n/a	118	n/a	n/a
Net Income (Loss)	$(182,595)	n/a	n/a	$(8,223,894)	n/a	n/a

Revenue

We have not earned any revenues to date. We are presently in the development stage of our business. We do not anticipate earning revenues until we have completed our research development program. Even if we are able to develop marketable products based on the Fuel Technology, of which there is no assurance, there is no assurance that we will be able to successfully market those products.

Expenses

Our expenses for the quarterly periods ended October 31, 2005 and 2004 consisted of the following:

	Third Quarter Ended October 31			Nine Months Ended October 31
			Percentage			Percentage
	2005	2004	Increase /	2005	2004	Increase /
			(Decrease)			(Decrease)
Professional Fees /	$84,458	n/a	n/a	$206,753	n/a	n/a
Management Fees
Other Operating Expenses	90,422	n/a	n/a	107,366	n/a	n/a
Stock Based Compensation	Nil	n/a	n/a	7,468,845	n/a	n/a
Foreign Currency Loss	7,715	n/a	n/a	441,048	n/a	n/a
Total Operating Expenses	$182,595	n/a	n/a	$8,224,012	n/a	n/a

Professional and management fees include amounts incurred by us in meeting our ongoing reporting obligations as well as amounts paid as compensation to our executive officers and the executive officers of Clyvia Technology. Other operating expenses consist primarily of amounts spent on salaries and wages, advertising and travel, as well as amounts accrued on account of depreciation.

We expect our operating expenses to increase significantly in the near future as we proceed with our development plan for the Fuel Technology.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

			Percentage
	At October 31, 2005	At January 31, 2005	Increase / (Decrease)
Current Assets	$577,063	$33,664	1,614.2%
Current Liabilities	(165,882)	(5,182)	3,101.1%
Working Capital (Deficit)	$411,181	$28,482	1,343.7%

As at October 31, 2005, we had cash in the amount of $433,795 and a working capital surplus of $411,181. The increase in our current assets is largely due to two private placement financings completed during the three months ended October 31, 2005 that provided us with gross proceeds in the amount of $755,000. The increase in our current liabilities is largely a result of accruals for professional fees incurred in connection with our acquisition of Clyvia Technology and in meeting our ongoing reporting obligations under applicable securities laws.

Cash Flows

	Nine Months Ended October 31
	2005	2004
Cash Flows from (used in) Operating Activities	$(776,074)	n/a
Cash Flows from (used in) Investing Activities	(47,002)	n/a
Cash Flows from (used in) Financing Activities	792,522	n/a
Effect of Foreign Currency Translations	430,755	n/a
Net Increase (decrease) in Cash During Period	$400,201	n/a

Financing Requirements

We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial product development, marketing and/or operating expenses in implementing our plan of operation. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

(a)	our ability to develop commercially marketable products based on the Fuel Technology;

(b)	our ability to raise additional capital necessary to implement our business strategy and plan of operation;

(c)	our ability to compete with other existing technologies; and

(d)	the success of any marketing and promotional campaign which we conduct for our products once development is complete.

The financial statements accompanying this Quarterly Report contemplate our continuation as a going concern. However, we have sustained substantial losses, have a limited operating history and are still in the development stage of our business. It is expected that future financings will be in the form of private placements of our equity securities; however, there is no assurance that we will be able to raise the necessary capital to continue our operations. Effective December 15, 2005, we completed a private placement financing for gross proceeds of $2,000,000. As a result, we currently have sufficient working capital to meet our anticipated needs for the next twelve months. However, there are no assurances that our actual working capital requirements will not exceed our estimates. If our actual working capital requirements are substantially greater than we have anticipated, then we will be required to seek additional financing. Any additional financing obtained by us is expected be in the form of equity financing, as we do not expect there to be substantial debt financing available to us at this stage of our business.

Additional equity financings, if needed, will dilute the interests of existing shareholders.

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

RISKS AND UNCERTAINTIES

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below as well as the information contained in our reports and other documents filed from time to time with the SEC before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

Need For Financing

We completed a private placement financing effective December 15, 2005 for gross proceeds of $2,000,000. As such, we now have sufficient working capital to meet our anticipated needs for the next twelve months. However, there are no assurances that our actual working capital needs for the next twelve months will not exceed our estimates of those needs. If our actual working capital requirements are substantially greater than we have anticipated, then we will be required to seek additional financing. We currently do not have any financing arrangements in place and there is no assurance that we will be able to acquire sufficient financing on terms acceptable to us or at all. If sufficient financing is not available or obtainable when and if required, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

The Fuel Technology Is Still In The Research And Development Stage

Although we have executed a memorandum of understanding under which we have agreed to grant certain sales licenses for systems based on our Fuel Technology, we are still in the process of developing the Fuel Technology. To date, we have not earned any revenues from the sale of products based on the Fuel Technology. Furthermore, we do not currently have any marketable systems based on the Fuel Technology. There are no assurances that our research and development program for the Fuel Technology will be successful or that we will be able to develop any commercially marketable systems based on the Fuel Technology.

We May Experience Delays In The Construction Of Our Pilot Plant For The Fuel Technology

Construction has begun on our pilot plant for the Fuel Technology. We expect construction to be completed some time in the Spring of 2006, and we expect the system to become operational one month after construction is completed. However, construction projects of this type often experience delays and technical difficulties. Our ability to complete construction on schedule is dependent on many circumstances, some of which may be outside of our control. These factors may include, but are not limited to, factors such as the availability of outside contractors, materials and equipment. Even if we are able to complete construction of the pilot plant as scheduled, there are no assurances that the pilot plant will perform as expected.

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

Our Operations May Be Subject To Extensive Government Regulations

The operations of Clyvia Technology are based in Germany and its operations may be subject to extensive government regulations in Europe or any other jurisdiction in which products based on the Fuel Technology are marketed. Municipal solid waste management and the production of diesel fuels and heating oils are highly regulated industries and we may have to satisfy numerous mandatory procedures, regulations, and safety standards established by federal and state regulatory agencies in order to develop and market the Fuel Technology. The extent to which these regulations may apply to us is not yet fully known and there can be no assurance that we can successfully comply with all present or future government regulations.

Rapid Technological Changes In The Alternative Fuels Industry Could Make Our Products Obsolete

The alternative fuels industry in which we intend to compete is characterized by rapid technological change and intense competition. New technologies, products and industry standards will develop at a rapid pace which could make our planned products obsolete. Our future success will depend upon our ability to rapidly develop a working prototype of the Fuel Technology and to commercialize and market products based on the Fuel Technology. In addition, we will be required to introduce product enhancements to address the needs of our customers. Delays in our ability to develop the Fuel Technology and products based on the Fuel Technology may allow competitors to obtain a significant advantage over us and may make it more difficult for us to develop our business.

Asserting And Defending Intellectual Property Rights May Impact Results Of Operations

The success of our business may depend on our ability to protect our proprietary process and technology from competitors. We have licensed certain patent pending technologies and have applied for our own patent with the German Patent and Trademark Office. However, there is no assurance that a final patent will be granted for any of the patent pending technologies underlying the Fuel Technology. If we are not able to obtain a patent for any of the technologies, we will only be able to protect the Fuel Technology by maintaining the secrecy of the Clyvia process and technology.

Even if we are able to obtain patents for the Fuel Technology, we may be required to defend our intellectual property rights through litigation. The financial cost of such litigation could have a material impact on our financial condition even if we are successful in developing and marketing products and in defending any of our intellectual property rights, of which there is no assurance. Furthermore, an adverse outcome in any litigation or interference proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. In addition, a finding that any of our intellectual property rights are invalid could allow competitors to more easily and cost-effectively compete. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on our business, financial condition and results of operations.

We Intend To Operate In A Highly Competitive Industry

The alternative energy market is an emerging market and is constantly evolving. No single alternative source of diesel fuel or heating oil has gained wide spread acceptance; however, a number of companies world wide are attempting to develop alternative sources of energy and the market is highly competitive. Our future success is dependent upon our ability to develop the Fuel Technology as an effective, efficient and economical source of energy and our ability to effectively market the Fuel Technology. There is no assurance that we will be able to successfully do either of these things.

Even if we are successful in developing the Fuel Technology, the Fuel Technology will compete direct with existing sources of oil such as fossil fuels and with existing forms of municipal solid waste management. The fossil fuel industry and the solid waste management industry are both well established and dominated by companies with abundant technical, financial, marketing, sales and other resources. If we are to succeed, we will need to differentiate the benefits of the Fuel

Technology from those marketed by existing sources of oil and waste management processes. Even if we are able to successfully differentiate the Fuel Technology, there is no assurance that the Fuel Technology will be able to gain acceptance in the marketplace.

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

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective December 15, 2005, we completed a private placement financing consisting of 1,801,802 units at a price of $1.11 per unit for total proceeds of $2,000,000. Each unit consists of one share of our common stock and one share purchase warrant to acquire one additional share of our common stock at a price of $1.35 per share. Each share purchase warrant is exercisable for a period of two years from the date of closing. The private placement was completed pursuant to Regulation S promulgated under the Securities Act of 1933 on the basis of representations made by the subscribers that they were not “US persons” as defined in Regulation S, and were not obtaining the units on behalf of such a US person.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

Except as otherwise disclosed in this Quarterly Report, all information required to be disclosed in a Current Report on Form 8-K during the period covered by this Quarterly Report has been previously disclosed by the filing of such reports on Form 8-K.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change.(5)

3.3	Articles of Amendment changing name from Rapa Mining Inc. to Clyvia Inc.

3.4	By-Laws.(1)

10.1	Mineral Property Option Agreement.(1)

10.2	Amendment Agreement to Mineral Property Option Agreement.(4)

10.3	Escrow Agreement.(2)

Exhibit
Number	Description of Exhibit

10.4	Amended Escrow Agreement.(3)

10.5	Share Purchase Agreement between Clyvia Capital Holding GmbH, Rapa Mining Inc., Clyvia Technology GmbH and Brian Cheston, dated for reference the 7th day of April, 2005.(7)

10.6	License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English).(8)

10.7	Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of June 30th, 2005.(8)

10.8	Amendment to Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of July 11, 2005.(8)

10.9	Memorandum of Understanding Between Clyvia Technology GmbH and Wong Chee Wah.

14.1	Code of Ethics. (6)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16, 2004.
(2)	Filed with the SEC as an exhibit to Amendment No. 3 to our Registration Statement on Form SB-2/A filed on July 19, 2004.
(3)	Filed with the SEC as an exhibit to Amendment No. 4 to our Registration Statement on Form SB-2/A filed on August 10, 2004.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 30, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 18, 2005.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 2, 2005.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 18, 2005.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 23, 2005.

REPORTS ON FORM 8-K

The following Current Reports on Form 8-K were filed since the beginning of the quarterly period ended October 31, 2005:

Date of Report	Date of Filing
on Form 8-K	with the SEC	Description of the Form 8-K

2005/07/27	2005/08/04	Item 3.02 - Unregistered Sale of Equity Securities.

2005/06/22 (Form 8-K/A)	2005/09/06	Item 9.01 - Financial Statements of Clyvia Technology and Pro Forma Financial Information

2005/11/15	2005/11/22	Item 7.01 - Regulation FD Disclosure of Private Placement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLYVIA INC.

Date:	December 23, 2005	By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
President, Treasurer, Chief Executive Officer
and Chief Financial Officer
Director
(Principal Executive Officer
and Principal Accounting Officer)