Form 10KSB
period 2006-01-31
CLYVIA INC
filed 2006-05-16
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended January 31, 2006

[           ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-50930

CLYVIA INC.
(Name of small business issuer in its charter)

NEVADA	98-0415276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1480 Gulf Road, Suite 204
Point Roberts, WA	98281
(Address of principal executive offices)	(Zip Code)

(360) 306-0230
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [           ] No [ x ]

State issuer's revenues for its most recent fiscal year NIL.

As of January 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $44,931,456, based on an average of the closing bid price of $1.37 and ask price of $1.50 of the common stock on January 31, 2006.

As of January 31, 2006, the Registrant had 100,317,119 shares of common stock, with a par value of $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

CLYVIA INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED JANUARY 31, 2006

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms "we", "us", "our", “Company” and “Clyvia” mean Clyvia Inc. unless otherwise indicated. All dollar amounts in this Annual Report are in U.S. dollars, unless otherwise stated.

PART I

ITEM 1.                DESCRIPTION OF BUSINESS.

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments have occurred since the end of our fiscal quarter ended October 31, 2005:

1.

In December, 2005, we began construction of a building in Wegberg, Germany, which includes the construction of the pilot production facility for the Fuel Technology. The pilot plant is expected to be utilized as a combined research and production facility. It is expected that construction will be completed in June of 2006. We expect that the pilot plant will become operational one month after construction has been completed. We intend to use the pilot plant to conduct demonstrations of the Fuel Technology for potential customers.

2.

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

3.

In December, 2005 and January, 2006, we entered into distribution agreements with two companies, Energy Recycling Systems Sarl and Bureau Wiebes & Partners Ltd. We entered into a third distribution agreement in April, 2006 with Grundstuecksgesellschaft FOCUS mbH & Co. Bau und Boden KG. Each of these distribution agreements contain substantially the same terms and conditions and provide that, upon our successfully developing working prototypes of recycling/processing systems based on the Fuel Technology, the individual distributors will be given exclusive distribution rights for such systems within specific geographic areas. The terms and conditions of these distribution agreements are described in greater detail under the heading “Sales and Licensing Plans.”

4.

In April, 2006, the German Patent and Trademark Office granted us a patent with respect to a patent application that we had filed for certain modifications to the Fuel Technology of our own design. A description of this patent can be found under the heading “Procurement of the Fuel Technology and Intellectual Property Rights.”

5.

Effective May 4, 2006, we completed a private placement financing consisting of 442,478 units at a price of $1.13 per unit for total proceeds of $500,000. Each unit consists of one share of our common stock and one share purchase warrant to acquire one additional share of our common stock at a price of $1.13 per share. Each share purchase warrant is exercisable for a period of two years from the date of closing. This private placement had been expected to close on or before March 31, 2006, however closing was delayed until May 4, 2006 due to delays in obtaining executed subscription documentation from the placees.

6.

Effective May 5, 2006, we completed a private placement financing consisting of 217,391 units at a price of $1.15 per unit for total proceeds of $250,000. Each unit consists of one share of our common stock and one share purchase warrant to acquire one additional share of our common stock at a price of $1.15 per share. Each share purchase warrant is exercisable for a period of two years from the date of closing. We had negotiated an additional private placement for an additional 217,391 units at the same price and on the same terms as the private placement completed on May 5, 2006. However, we have not yet received the proceeds for this second private placement. The proposed placee for these units has confirmed its intent to complete this additional private placement as negotiated, however we have not yet received the proceeds for this private placement. These private placements had originally been expected to close on or before April 12, 2006.

OVERVIEW

We were incorporated on December 11, 2003 under the laws of the State of Nevada. Effective on February 18, 2005, we completed a seven-for-one (7:1) split of our issued and outstanding common stock. As a result of the stock split, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 per share, of which 6,115,000 shares were issued and outstanding, to 525,000,000 shares of common stock with a par value of $0.001 per share, of which 42,805,000 shares are issued and outstanding. Except as otherwise stated, all references to shares and prices per share have been adjusted to give retroactive effect to the stock split.

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

Effective September 1, 2005, we changed our name from “Rapa Mining Inc.” to “Clyvia Inc.” in order to more accurately reflect our current business activities.

Having completed the acquisition of Clyvia Technology, we have abandoned our mineral property acquisition and exploration business and are now in the business of developing waste recycling systems based on Clyvia Technology’s proprietary technology. As a result, we have allowed our mineral claims option to expire.

CLYVIA TECHNOLOGY GMBH

Our wholly owned subsidiary, Clyvia Technology, was founded on December 21, 2004, under the laws of Germany for the purpose of developing a proprietary technology that utilizes a process known as fractional depolymerization to produce diesel fuel and heating oil from various forms of recyclable waste materials, including vegetable oils, plastics and organic solids (the “Fuel Technology”). Once the technical and commercial development of the Fuel Technology has been completed, of which there is no assurance, our intent is to sell recycling/processing facilities based on the Fuel Technology to public and private waste management companies, as well as industrial and manufacturing corporations.

Prior to our acquisition of Clyvia Technology, Clyvia Technology had been engaged primarily in organizational activities, consisting primarily of its incorporation, the opening of its initial accounts, obtaining rights to the fuel technology licensed from ECO Impact GmbH, the construction of a small scale laboratory model of the fuel technology, the filing of a patent application with the German patent office for modifications to the fuel technology of Clyvia Technology’s own design and the development of its business plan.

The founders of Clyvia Technology, Dr. Manfred Sappok and Dieter Wagels, currently act as the managing directors of Clyvia Technology, and are in charge of the development of the Fuel Technology.

THE FUEL TECHNOLOGY

Fractional depolymerization is a chemical procedure that utilizes heat and/or ion exchanging catalysts to breakdown larger macro-molecules into simpler compounds.

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

One of the major developmental hurdles to using fractional depolymerization in the past was the production of large amounts of undesirable and toxic byproducts, including chlorine, fluorine and coke. The process being developed by Clyvia Technology resolves these issues by binding these substances in the form of salts at temperatures of 260°C to 280°C before the splitting process occurs. Further, the process utilized by the Technology splits the longer molecules without forming methane, meaning that the Clyvia system does not produce major quantities of coke. The system used by the Technology is fundamentally different from the process historically used to split hydrocarbon molecules known as pyrolysis. Pyrolysis utilizes thermal energy to split hydrocarbon molecules, requiring extremely high reactive temperatures, significantly increasing the cost of the process, and producing high amounts of waste carbon byproduct.

In laboratory tests, Clyvia Technology has demonstrated that its proprietary process promises to overcome many of the disadvantages to using fractional depolymerization:

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

We are currently constructing a pilot production facility that we will use to demonstrate that the Fuel Technology can be used to effectively create a renewable source of high quality diesel fuel and/or heating oil. We expect to complete construction of the pilot facility in June, 2006. There are no assurances that once completed, the pilot production facility will function as expected or that we will be able to develop commercially marketable recycling/processing systems based on the pilot production facility.

PROCUREMENT OF THE FUEL TECHNOLOGY AND INTELLECTUAL PROPERTY RIGHTS

Clyvia Technology’s involvement with the Fuel Technology began in 2004, when Dr. Manfred Sappok and Mr. Dieter Wagels, the founders of Clyvia Technology, became interested in the chemical process known as fractional depolymerization, whereby waste oils, plastics and organic materials can be converted into heating oil and/or diesel, and became interested in developing commercial applications for this process. Around this time, through personal contacts, Dr. Sappok and Mr. Wagels became aware that ECO Impact GmbH (“ECO Impact”) was already developing a technology (the “ECO Impact Technology”) based on fractional depolymerization. After Dr. Sappok and Mr. Wagels contacted ECO Impact, they were informed that ECO Impact was no longer interested in the continued development of the ECO Impact Technology. As a result, Dr. Sappok and Mr. Wagels negotiated a license for the ECO Impact Technology on behalf of Clyvia Technology, the company they had formed for the purpose of developing this technology. ECO Impact is an independent third party, and does not have any current role in the research and development activities currently carried on by Clyvia Technology.

The ECO Impact Technology is currently protected by two patent applications filed with the German Patent and Trademark Office (the “GPTO”). Clyvia Technology has licensed rights to the ECO Impact Technology from ECO Impact. In addition, in March, 2005, Clyvia Capital filed a separate patent application with the GPTO on behalf of Clyvia Technology for modifications to the ECO Impact Technology of Clyvia Technology’s own design. In April, 2006, the GPTO granted Clyvia Technology a patent in respect of this application.

License for the ECO Impact Technology

The ECO Impact Technology was licensed pursuant to a license agreement executed by Clyvia Technology and ECO Impact in December, 2004. The agreement has no fixed termination date and originally provided that could be terminated no earlier than December 31, 2009, with at least twelve months prior notice. In March, 2005, ECO Impact and Clyvia Technology agreed to amend the agreement by extending the first date on which the agreement may be terminated from December 31, 2009 to December 31, 2017. No other provisions of the license agreement with ECO Impact were changed.

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

The ECO Impact Technology was originally covered by three patent applications filed with the GPTO. However, ECO Impact has informed us that one of these patent applications has been cancelled. As a result, the ECO Impact Technology is currently protected by two patent applications.

Patent on the Clyvia Technology Process

In April, 2006, the GPTO granted Clyvia Technology a patent for modifications to the Fuel Technology process of Clyvia Technology’s own design. The process designed by Clyvia Technology involves preheating the input raw materials until they reach a liquid or pulpy consistency. Once the raw materials reach the desired consistency, they are pressure injected into a reactor mechanism that has been heated to vaporization temperatures. During the reactor phase, water and other vaporizable materials are removed for further processing. A scrubber device within the reactor cleans the inner surface by rotating a steel brush over it. This removes carbon deposits from the inner surface of the reactor which are then removed and transferred to the bituminous waste at the bottom.

SALES AND LICENSING PLANS

Once construction of the pilot production facility has been completed and we are able to demonstrate the commercial viability of the recycling/processing systems based on the Fuel Technology, of which there is no assurance, we intend to sell these systems through distribution and licensing agreements.

In August, 2005, Clyvia Technology entered into an exclusive distribution agreement (the “HII Agreement”) with HII GmbH Industrieanlagen Bau und Beratung, a company based in Bad Soden, Germany. The HII Agreement grants HII the right to act as Clyvia Technology’s exclusive sales agent in Egypt, Argentina, Iraq, Iran, Jordan, Kuwait Lebananon, Lybia, Oman, Qatar, Saudi Arabia, Syria, Venezuela an the United Arab Emirates. The HII agreement extends for a period ending on December 31, 2010 and will automatically extend for an additional 5 year period if HII is able to sell 8 recycling/processing systems based on the Fuel Technology before December 31, 2010. The automatic extension provisions will take effect, even if we are unable to deliver the systems sold by HII. The HII Agreement sets a price of EUR 1,850,000 (approximately $2,220,000) for recycling/processing systems capable of processing 500 kg (approximately 1,100 lbs) of waste materials per hour (a “Clyvia 500 system”), with the price for any smaller or larger systems to be determined. In order to maintain their exclusive rights, HII must sell at least 4 systems by December 31, 2007. Readers are cautioned that we have not yet developed the Clyvia 500 system or any smaller or larger systems, and there are no assurances that we will be successful in developing any commercially marketable recycling/processing systems based on the Fuel Technology.

Because of the United States trade sanctions in place against Iran, Iraq, Libya and Syria, we have notified HII that they are not permitted to export any of our proposed products to those countries until those sanctions have been lifted and we will not fill any orders placed by HII for those countries.

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

Clyvia Technology has also entered into exclusive distribution agreements with the following companies:

Distributor	Exclusive Territories	Non-Exclusive Territories

Bureau Wiebes & Partners Ltd.	Netherlands	None.

Energy Recycling Systems Sarl	France, Spain, Portugal	Greece, Australia and Turkey.
Poland and Russia (not including
the area 50 km inland from the
Baltic Sea coastline).

Grundstuecksgesellschaft	50 km inland from the Baltic	None.
FOCUS mbH & Co. Bau und	Sea coastline of Poland,
Boden KG	Lithuania, Latvia, Estonia,
Finland, Sweden, Norway and
Russia

Each of the above distribution agreements contains substantially the same terms and conditions, except with respect to the regions to which distribution rights are to be granted. The distribution rights granted pursuant to these agreements are contingent upon Clyvia Technology successfully developing working prototypes of recycling/processing systems based on the Fuel Technology.

The distribution agreements provide the distributor with the right to purchase recycling/processing systems based on the Fuel Technology from Clyvia Technology and to sell those systems within the distribution region granted to them. The prices at which systems will be sold to the distributors have not yet been determined. If a distributor wishes to order a system from Clyvia Technology, it will be required to provide detailed specifications for the system ordered and the input materials to be used. A sample of the input materials must also be provided. Clyvia Technology will then use the sample input materials in a test run and, based in part on the results of this test run, will provide the distributor with a quotation for the system ordered. Any purchases and sales made by the distributor will be made in the distributor’s own name and for its own account.

Each of the distribution agreements will extend for a period of 3 years after working prototypes have been developed and will automatically extend for an additional 3 year period unless notice of termination is provided at least 4 months prior to the expiration of the first 3 year term. However, if the distributor buys fewer than 5 systems from Clyvia Technology in any given year covered by the contract, Clyvia Technology may immediately terminate the distribution agreement.

Readers are cautioned that the above distribution agreements are contingent upon Clyvia Technology demonstrating that it has successfully constructed working prototypes of recycling/processing systems based on the Fuel Technology, of which there are no assurances. Furthermore, even if Clyvia Technology does successfully meet the conditions precedent to the distribution agreements, there are no assurances that such agreements will result in the sale of any products or systems by Clyvia Technology.

MANUFACTURING AND PRODUCTION PLANS

It is expected that any recycling/processing systems based on the Fuel Technology that are sold by Clyvia Technology will be constructed and installed on a customized basis in accordance with the specifications of any orders received. Clyvia Technology intends to construct and install any ordered systems itself or through third party consultants. Along with the pilot production facility, we are also building permanent laboratory and production facilities in Wegberg, Germany. It is expected that the majority of the construction and manufacturing of components for any future systems sold by us will be constructed at this facility, with final assembly occurring at the actual installation site. In addition to constructing components ourselves at our facility in Wegberg, we may also contract out the construction of components to third parties.

COMPETITION

We are currently aware of two companies attempting to develop and market recycling technologies that utilize fractional depolymerization to generate diesel fuel from waste products. Although the Company is unsure as to the current state of development of these companies and their technologies, it believes that their products have not yet gained acceptance in the market place. If we are able to successfully construct a working prototype of the Fuel Technology within the next twelve months, of which there is no assurance, we believe that we will be able to compete with these companies and their technologies.

The market for technologies that utilize fractional depolymerization for fuel production is an emerging market and, to our knowledge, no single competitor has emerged to firmly establish themselves in the marketplace. However, the market for alternative fuel production is highly competitive with a number of alternative technologies being developed. In addition, we expect that products based on the Fuel Technology and the Clyvia process will compete directly with fossil fuels produced by existing and well established oil companies. In order to compete with other alternative fuel sources and existing fossil fuel producers, we will have to differentiate the Fuel Technology from competitors. In order to do so, we intend to emphasize the Fuel Technology’s dual benefits as an alternative source of energy and as a municipal solid waste management system. However, our ability to market the Fuel Technology will depend upon our ability to successfully develop the Fuel Technology and a working prototype, of which there is no assurance.

ENVIRONMENTAL AND OTHER GOVERNMENT REGULATIONS AND APPROVALS

Municipal waste management and the production of diesel fuels and heating oils are both highly regulated industries. We expect that any systems that we develop based on the Fuel Technology will need to strictly comply with environmental and safety regulations, both within Germany and in any other market in which we may attempt to sell our fractional depolymerization systems. In addition, the oil produced by our fractional depolymerization systems will need to comply with strict environmental restrictions with respect to any impurities contained in the oil or fuel produced by the Fuel Technology.

A simplified approval process exists under the German Act on the Prevention of Harmful Effects on the Environment Caused by Air Pollution, Noise, Vibration and Similar Phenomena (the “German Emission Control Act”) for certain facilities of a particular type or size if consistent with the protection of the general public and the neighborhood in which the facility is located. The stated purpose of the German Emission Control Act is to protect people, animals, plants, soil, water, the atmosphere and goods from the harmful affects of air pollution, noise pollution and similar occurrences (i.e. emissions). Generally, under the German Emission Control Act, the installation and the operation of any facility that is likely to cause harmful effects on the environment are required to obtain a license from the German Federal Government. The license obtained will generally include any other permits that would otherwise need to be obtained, including construction permits.

However, under the Fourth Ordinance to the implementation of the German Emission Control Act, a simplified approval procedure is prescribed for facilities “for the physiochemical treatment, especially the distillation, calcinations, drying or evaporation of wastes, not requiring special supervision, subject to the regulations of the Closed Substance Cycle and Waste Management Act, with a daily throughput capacity in the range of maximum 10 tons raw materials.” Systems processing more than 10 tons and less than 50 tons raw materials per day qualify for the simplified approval process.

We are currently designing different sizes of systems based on the Fuel Technology. The smallest system that we hope to develop would be able process approximately 4,000 tons of raw material inputs per year (approximately 11 tons per day), with the largest able to process approximately 40,000 tons of raw material inputs per year (approximately 110 tons per day). As such, we believe that the smaller scale systems that we hope to produce will qualify for the simplified approval process prescribed by the German Emission Control Act.

We are currently in the process of constructing a pilot production facility for a system based on the Fuel Technology and have not constructed any marketable systems to date. Although we believe that the smaller scale systems we hope to produce will qualify for the simplified approval process under the German Emission Control Act, we can provide no assurances that they will actually qualify for this process. If the systems that we produce, if any, do not qualify for this simplified approval process, the costs associated with constructing systems based on our Fuel Technology would be significantly higher, which could affect our ability to develop a market for our systems. In addition, because we have not yet completed the development of the Fuel Technology, or recycling systems based on that technology, at this time we are not able to determine what the full costs of complying with the environmental and safety regulations of any other jurisdiction. Significant costs associated with complying with such regulations will increase the costs associated with constructing systems based on our Fuel Technology and could have a detrimental affect on our ability to market such systems.

EMPLOYEES

Clyvia Technology currently has 8 employees, of which 5 employees are employed on a full-time basis. Other than its executive officers, Clyvia does not have any employees.

ITEM 2.                DESCRIPTION OF PROPERTY.

Our principal office is located at Suite 204, 1480 Gulf Road, Point Roberts, Washington, consists of approximately 100 square feet and is leased by us on a month to month basis at a cost of $225 per month.

Clyvia Technology currently leases facilities located at Friedrich-List-Allee 10, D-41844 Wegberg-Wildenrath, Germany, from Dast Schweisstechnik GmbH, a company controlled by Dieter Wagels, one of the managing directors of Clyvia Technology. The facilities leased from Dast consist of approximately 1,060 square feet. Rent was pre-paid by Clyvia Technology in September, 2005 in the amount of EUR 60,000 (approximately $72,000 US) and is being amortized over a period ending in August, 2016.

Clyvia Technology has also entered into an agreement (the “Property Agreement”) for the purchase of 50.52 acres of unimproved land located in Wegberg, Germany from Stadtentwicklungsgesellschaft der Stadt Wegberg mbH (the Urban Development Company for the City of Wegberg, Ltd.) (the “Vendor”). The property is adjacent to the facilities rented by Clyvia Technology from Dast GmbH. The property is being used for the construction of a building and Clyvia Technology’s pilot plant facility, and will also include permanent laboratory and production facilities to be used by Clyvia Technology.

The total purchase price for the property, exclusive of taxes and other transaction costs, is 112,050 EUR (approximately $134,460 US) (the “Purchase Price”). We made an initial payment of 40,000 EUR (approximately $48,000 US) upon execution of the Purchase Agreement. The remaining 72,050 EUR (approximately $86,460 US) was due and payable without interest within 10 days following notification to Clyvia Technology that:

1.	the Vendor has obtained the necessary authorizations required for the execution of the Purchase Agreement and the sale of the Property;

2.	the Municipality of Wegberg has declared that its statutory right of first refusal does not apply, or that it will not exercise it; and

3.

discharges and releases for the two mortgages (the “Mortgages”) registered against the Property have been received, or that the Mortgages will be discharged upon the payment of a sum of money, the amount of which is not to be greater than the remainder of the purchase price payable.

Clyvia Technology received notice that these conditions had been met in February, 2006 and has paid the full balance of the Purchase Price. With the permission of the Vendor, construction began on the pilot production facility in December, 2005.

The property is to be used by us for the express purpose of constructing and operating the pilot production facility, and Clyvia Technology is required to complete construction within two years from the date possession of the property has been transferred to us. If Clyvia Technology fails to complete construction within that time, the Vendor may reacquire the property by paying to us the full amount of the Purchase Price, plus any costs of the building construction and local assessments paid by us. If the value of the property has increased as a result of any projects or work completed by us, the Vendor will also be required to compensate us for that increased value, up to a maximum equal to the amount paid by us for such projects or work.

Pursuant to the terms of the Purchase Agreement, we may not sell the property for a period of two years from the date of execution without the prior approval of the Vendor.

ITEM 3.                LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and, to our knowledge, no such proceedings are pending, threatened or contemplated.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ending January 31, 2006.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The principal market for our shares is the Over-The-Counter Bulletin Board (the “OTCBB”). Our shares are currently trading on the OTCBB under the symbol “CLYV”. Our shares traded on the OTCBB under the symbol “RAPM” from February 19, 2005 to September 1, 2005. Our shares traded on the OTCBB under the stock symbol “RAPA” from January 6, 2005 to February 18, 2005. Prior to January 6, 2005, no public market existed for our common stock

The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

	2006		2005
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Quarter ended April 30	$0.94	$0.05	n/a	n/a
2nd Quarter ended July 31	$1.58	$0.81	n/a	n/a
3rd Quarter ended October 31	$1.55	$1.15	n/a	n/a
4th Quarter ended January 31	$2.18	$1.22	n/a	n/a

The above quotations have been adjusted to reflect our 7-for-1 stock split on February 18, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and the low bid prices for our shares for the fourth quarter ended January 31, 2005 are not available from the OTCBB. In order for the OTCBB to report the high and low bid prices for a particular security, there must be two market makers for that security. During the period from the date our shares were first traded on the OTCBB to the end of our January 31, 2005 fiscal year, there was only one market maker for our shares. As such, the OTCBB has not reported the high or low bid prices for our shares during that period. As our shares did not trade on the OTCBB prior to January 6, 2005, no information is available for periods prior to that date.

Our shares are also traded on the Frankfurt Stock Exchange under the identifiers WKN: A0F59X and ISIN: US18975K1088.

PENNY STOCK RULES

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

(a)	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

(b)

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

(c)	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

(d)	contains a toll-free telephone number for inquiries on disciplinary actions;

(e)	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

(f)	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

(a)	bid and offer quotations for the penny stock;

(b)	the compensation of the broker-dealer and its salesperson in the transaction;

(c)	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

(d)	a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of January 31, 2006, there were 14 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

DIVIDENDS

We have neither declared nor paid any cash dividends on our capital stock since our inception and do not contemplate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Our board of directors will determine future dividend declarations and payments, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

There are no restrictions in our articles of incorporation or in our bylaws which prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of a dividend:

(a)	We would not be able to pay our debts as they become due in the usual course of business; or

(b)

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving distributions.

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of our equity securities made during the year ended January 31, 2006, have been reported by us in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.

Since the end of our fiscal year ended January 31, 2006, we have completed two private placement financings.

On May 4, 2006, we issued 442,478 units at a price of $1.13 per unit for total proceeds of $500,000. Each unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional share our common stock at a price of $1.13 per share for a period of two years from the date of closing. The units were issued under a private placement originally announced on March 23, 2006. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. We did not engage in a distribution of this offering in the United States. Each of the investors has represented that they were not US persons as defined in Regulation S, and have provided representations indicating that they were acquiring our securities for investment purposes only and not with a view towards distribution. No underwriting discounts or commissions were involved.

Effective May 5, 2006, we issued 217,391 units at a price of $1.15 per unit for total proceeds of $250,000. Each unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $1.15 per share for a period of two years from the date of closing. The units represent 50% of a private placement announced on April 7, 2006. The balance of the private placement is expected to close by the end of May, 2006. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. We did not engage in a distribution of this offering in the United States. The investor has represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution. No underwriting discounts or commissions were involved.

These private placements were previously reported in our Current Reports on Form 8-K, filed with the SEC on May 5, 2006.

ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

We have abandoned our mineral exploration business and are devoting our resources to the development of the Fuel Technology. For the next twelve months, our research and development program will involve the following:

(a)

The construction of a pilot plant for the Fuel Technology. Construction of the pilot plant began in December, 2005, and is expected to be completed in June of 2006. We expect the pilot plant to become operational one month after construction has been completed.

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

We anticipate spending approximately EUR 2,000,000 (approximately $2,400,000 US) in pursuing the above plan of operation over the next twelve months. On December 15, 2005, we completed a private placement financing of 1,801,802 units at a price of $1.11 for total proceeds of $2,000,000. In addition, in May, 2006, we completed two private placement financings for total proceeds of $750,000. The proceeds from these private placements are being used by us to fund our research and development plan for the Fuel Technology and as general working capital. As a result of these private placements, we now have sufficient working capital to meet our anticipated needs for the next twelve months. However, there are no assurances that our plan of operation will proceed as anticipated. In particular we can not provide any assurances that our actual working capital needs for the next twelve months will not exceed the amounts that we have estimated. If we require additional financing, it is anticipated that such additional financing will likely be in the form of equity financing, as we do not expect there to be substantial debt financing available to us at this stage of our business.

We have negotiated an additional private placement for $250,000 that we expect to complete by the end of May, 2006. However, there are no assurances that this private placement will complete as expected. Currently, we do not have any additional financing arrangements in place and there are no assurances that we will be able to obtain sufficient additional financing if needed.

RESULTS OF OPERATIONS

Under U.S. generally accepted accounting principles, our acquisition of Clyvia Technology has been accounted for as a reverse acquisition and Clyvia Technology has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements are presented as a continuation of the operations of Clyvia Technology and not Clyvia Inc. (formerly Rapa Mining Inc.) The operations of Clyvia Inc. have been included in the consolidated statement of operations from the effective date of the acquisition, June 16, 2005.

Summary of Year End Results
	Year Ended January 31
			Percentage
	2006	2005	Increase / (Decrease)
Revenue	$ NIL	$ NIL	--
Expenses	(8,450,013)	(1,666)	507,103.7%
Other Items	13,280	--	100.0%
Net Loss	$(8,436,733)	$(1,666)	506,306.5%

Revenues

We have not earned any revenues to date. We are presently in the development stage of our business. We do not anticipate earning revenues until we have completed the development of Fuel Technology and of recycling/process systems based on the Fuel Technology. Even if we are able to develop marketable products based on the Fuel Technology, of which there is no assurance, there is no assurance that we will be able to successfully market those products.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended January 31
	2006	2005	Percentage Increase
			/ (Decrease)
Professional Fees / Management Fees	$494,875	$1,481	33,314.9%
Other Operating Expenses	231,565	185	125,070.3%
Stock-Based Compensation	7,468,846	--	100.0%
Foreign Currency Loss	254,727	--	100.0%
Total Expenses	$8,450,013	$1,666	507,103.7%

As discussed above, for accounting and financial reporting purposes, Clyvia Technology has been treated as the acquiring entity. Clyvia Technology was formed on December 21, 2004. As such, our expenses for the period ended January 31, 2005 represents only the expenses of Clyvia Technology from December 21, 2004 to January 31, 2005.

The amounts recorded by us as stock-based compensation represent the fair value of options to purchase up to 6,050,000 shares of our common stock granted by us pursuant to our 2006 Stock Option Plan. The options are exercisable at a price of $1.09 per share and were valued for financial reporting purposes in accordance with the Black-Scholes option pricing model.

Professional and management fees include amounts incurred by us in meeting our ongoing reporting obligations as well as amounts paid as compensation to our executive officers and the executive officers of Clyvia Technology. Other operating expenses consist primarily of amounts spent on salaries and wages, advertising and travel, as well as amounts accrued on account of depreciation.

We expect our operating expenses will continue to increase as we proceed with our development plan for the Fuel Technology.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows
	Year Ended January 31
	2006	2005
Net Cash used in Operating Activities	$(640,431)	$(3,829)
Net Cash used in Investing Activities	(318,058)	Nil
Net Cash from Financing Activities	2,737,968	33,467
Effect of Foreign Currency Translations	278,541	1,860
Net Increase (Decrease) in Cash During Period	$2,058,020	$31,498

Working Capital
			Percentage
	At January 31, 2006	At January 31, 2005	Increase / (Decrease)
Current Assets	$2,261,270	$31,593	7,057.5%
Current Liabilities	(500,469)	(652)	76,659.0%
Working Capital Surplus	$1,760,801	$30,941	5,590.8%

As at October 31, 2005, we had cash in the amount of $2,089,518 and a working capital surplus of $1,760,801. The increase in our current assets is largely the result of private placement financings totaling $2,755,000 completed by us during the course of our fiscal year. Our current liabilities at January 31, 2006 were substantially higher than those at January 31, 2005 because, at January 31, 2005, Clyvia Technology (the accounting acquirer) had been incorporated for just over a month.

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

The financial statements accompanying this Annual Report contemplate our continuation as a going concern. However, we have sustained substantial losses, have a limited operating history and are still in the development stage of our business. It is expected that future financings will be in the form of private placements of our equity securities; however, there is no assurance that we will be able to raise the necessary capital to continue our operations. Effective December 15, 2005, we completed a private placement financing for gross proceeds of $2,000,000. In May, 2006, we completed two additional private placements for total proceeds of $750,000. As a result, we currently have sufficient working capital to meet our anticipated needs for the next twelve months. However, there are no assurances that our actual working capital requirements will not exceed our estimates. If our actual working capital requirements are substantially greater than we have anticipated, then we will be required to seek additional financing.

We have negotiated an additional private placement of 217,391 units at a price of $1.15 per unit for total proceeds of $250,000. Each unit is comprised of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional share of the Company’s common stock at a price of $1.15 per share for a period of two years from the date of closing. This additional private placement represents 50% of the private placement announced on April 7, 2006. This additional private placement was originally expected to close in mid-April and is now expected to close at the end of May, 2006. However, there are no assurances that this private placement will complete as currently expected or at all. We have no additional financing arrangements in place.

Any additional financing obtained by us is expected be in the form of equity financing, as we do not expect there to be substantial debt financing available to us at this stage of our business.

Additional equity financings, if needed, will dilute the interests of existing shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

RISKS AND UNCERTAINTIES

Need For Financing

We completed a private placement financing effective December 15, 2005 for gross proceeds of $2,000,000. We completed two additional private placement financings in May, 2006 for total proceeds of $750,000. As such, we now have sufficient working capital to meet our anticipated needs for the next twelve months. However, there are no assurances that our actual working capital needs for the next twelve months will not exceed our estimates of those needs. If our actual working capital requirements are substantially greater than we have anticipated, then we will be required to seek additional financing. We currently do not have any financing arrangements in place and there is no assurance that we will be able to acquire sufficient financing on terms acceptable to us or at all. If sufficient financing is not available or obtainable when and if required, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

The Fuel Technology Is Still In The Research And Development Stage

Although we have entered into agreements whereby we have agreed to grant certain distribution rights and sales licenses for recycling/processing systems based on our Fuel Technology, we are still in the process of developing the Fuel Technology. There are no assurances that our research and development program for the Fuel Technology will be successful or that we will be able to develop any commercially marketable systems based on the Fuel Technology.

The distribution contracts that we have entered into are conditional upon our ability to successfully demonstrate that the pilot facility is able to recycle and process waste materials and convert them into usable heating oil or diesel fuel. There are no assurances that we will be able to meet this condition precedent. Even if we are able to meet the conditions to the distribution contracts, the distributors are under no binding obligation to purchase systems based on the Fuel Technology from us and there are no assurances that we will be able to sell any such systems.

We May Experience Delays In The Construction Of Our Pilot Plant For The Fuel Technology

Construction has begun on our pilot plant for the Fuel Technology. We expect construction to be completed some time in June of 2006, and we expect the system to become operational one month after construction is completed. However, construction projects of this type often experience delays and technical difficulties. Our ability to complete construction on schedule is dependent on many circumstances, some of which may be outside of our control. These factors may include, but are not limited to, factors such as the availability of outside contractors, materials and equipment. Even if we are able to complete construction of the pilot plant as scheduled, there are no assurances that the pilot plant will perform as expected.

Limited Operating History, Risks Of A New Business Venture

Clyvia Technology was formed on December 21, 2004, and as such, does not have an operating history upon which future performance may be assessed.

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

Asserting And Defending Intellectual Property Rights May Impact Results Of Operations

The success of our business may depend on our ability to protect our proprietary process and technology from competitors. We have licensed certain patent pending technologies and have been granted our own patent from the German Patent and Trademark Office. There are no assurances that final patents will be granted for any of the patent pending technologies that we have licensed. These patent pending technologies that we have licensed form an important part of the Fuel Technology. If patents are not granted for those technologies, we will only be able to protect the Fuel Technology by maintaining the secrecy of the Clyvia process and technology.

Even if all of the technologies underlying the Fuel Technology are granted patents, we may be required to defend our intellectual property rights through litigation. The financial cost of such litigation could have a material impact on our financial condition even if we are successful in developing and marketing products and in defending any of our intellectual property rights, of which there is no assurance. Furthermore, an adverse outcome in any litigation or interference proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. In addition, a finding that any of our intellectual property rights are invalid could allow competitors to more easily and cost-effectively compete. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 7.                FINANCIAL STATEMENTS.

Page

1.	Report of Independent Registered Public Accounting Firm;		F-1

2.	Audited Financial Statements for the Years Ended January 31, 2006 and 2005, including:

	a.	Consolidated Balance Sheets at January 31, 2006 and January 31, 2005;	F-2

b.

Consolidated Statements of Operations and Comprehensive Loss for the period from December 21, 2004 (date of Inception) to January 31, 2006, the year ended January 31, 2006 and the period from December 21, 2004 (date of inception) to January 31, 2005;

F-3

c.

Consolidated Statements of Cash Flows for the the period from December 21, 2004 (date of Inception) to January 31, 2006, the year ended January 31, 2006 and the period from December 21, 2004 (date of inception) to January 31, 2005;

F-4

	d.	Consolidated Statement of Stockholders’ Equity (Deficiency) for the period from December 21, 2004 (date of inception) to January 31, 2005 and for the year ended January 31, 2006; and	F-5

	e.	Notes to the Consolidated Financial Statements.	F-6

CLYVIA INC.

(formerly Rapa Mining Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

January 31, 2006 and 2005

Dohan and Company	7700 North Kendall Drive, 200
Certified Public Accountants	Miami, Florida 33156-7564
A Professional Association	Telephone	(305) 274-1366
	Facsimile	(305) 274-1368
	E-mail	info@uscpa.com
	Internet	www.uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Clyvia Inc. (formerly Rapa Mining Inc.) (A Development Stage Company)
Points Roberts, Washington

We have audited the accompanying consolidated balance sheets of Clyvia Inc. and Subsidiaries (formerly Rapa Mining Inc.) (A Development Stage Company), as of January 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity for the year ended January 31, 2006, period from inception (December 21, 2004) to January 31, 2005, and from inception (December 31, 2004) to January 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clyvia Inc. and Subsidiaries (formerly Rapa Mining Inc.) (A Development Stage Company) at January 31, 2006, and the results of its operations and its cash flows for the year ended January 31, 2006, the period from inception (December 21, 2004) to January 31, 2005, and from inception (December 31, 2004) to January 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a comprehensive loss of $8,169,570 for the period from inception (December 21, 2004) to January 31, 2006, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ Dohan and Company, P.A.
Certified Public Accountants

Miami, Florida
April 25, 2006

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)

	January 31,	January 31,
	2006	2005

ASSETS

Current Assets
Cash and cash equivalents	$2,089,518	$31,498
Other receivables	74,150	95
Loan receivable – related party (Note 4)	26,802	-
Prepaid expenses	70,800	-
Deferred tax asset, less valuation allowance $460,965 (2005 - $566)	-	-
Total Current Assets	2,261,270	31,593

Property, plant and equipment (Note 5)	313,312	-

Total Assets	$2,574,582	$31,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$500,469	$652

Total Current Liabilities	500,469	652

Commitments (Note 12)

Stockholders’ Equity
Common stock (Note 9)
Authorized
525,000,000 common shares, par value $0.001
Issued and outstanding
100,317,119 common shares	100,317	33,467
Additional paid-in capital	10,143,366	-
Accumulated other comprehensive income:
Foreign currency cumulative translation adjustment	268,829	(860)
Deficit accumulated during the development stage	(8,438,399)	(1,666)

Total Stockholders’ Equity	2,074,113	30,941

Total Liabilities and Stockholders’ Equity	$2,574,582	$31,593

The accompany notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From Inception
	(December 21,
	2004) to
	January 31,	January 31
	2006	2006	2005

EXPENSES

Professional and management fees	$496,356	$494,875	$1,481
Other operating expenses	231,750	231,565	185
Stock-based compensation	7,468,846	7,468,846	-
Foreign currency loss	254,727	254,727	-

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	(8,451,679)	(8,450,013)	(1,666)

OTHER ITEMS
Interest income	6,121	6,121	-
Miscellaneous income	7,159	7,159	-

LOSS BEFORE INCOME TAXES	(8,438,399)	(8,436,733)	(1,666)

Provision for income taxes	-	-	-

NET LOSS	$(8,438,399)	$(8,436,733)	$(1,666)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	268,829	269,689	(860)

COMPREHENSIVE LOSS	$(8,169,570)	$(8,167,044)	$(2,526)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.11)	$(2,526)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		78,806,632	1

The accompany notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From Inception
	(December 21,
	2004) to
	January 31,	January 31
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,438,399)	$(8,436,733)	$(1,666)
Adjustments to reconcile net income to cash used in development stage activities:
Stock-based compensation	7,468,846	7,468,846	-
Amortization	4,746	4,746	-
Change in operating assets and liabilities
Increase in other receivables	(80,785)	(77,970)	(2,815)
Increase in prepaid expenses	(71,934)	(71,934)
Increase in accounts payable and accrued liabilities	473,266	472,614	652

Net cash used in development stage activities	(644,260)	(640,431)	(3,829)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of capital assets	(318,058)	(318,058)	-

Net cash used in investing activities	(318,058)	(318,058)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	(24,686)	(24,686)	-
Cash acquired from Clyvia Inc.	7,654	7,654
Issuance of common stock for cash	2,788,467	2,755,000	33,467

Net cash provided by financing activities	2,771,435	2,737,968	33,467

Provision for income taxes	-	-	-

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH AND CASH EQUIVALENTS DURING THE PERIOD	280,401	278,541	1,860

NET INCREASE IN CASH	2,089,518	2,058,020	31,498

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	31,498	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,089,518	$2,089,518	$31,498

The accompany notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in U.S. Dollars

						Deficit
	Common Stock					Accumulated
				Additional Accumulated Other		During the
	Number			Paid-	Comprehensive	Development
	of Shares	Par Value		in Capital	Income (Loss)	Stage	Total

Sale of common stock for cash at EUR25,000 per share,
December 21, 2004 (inception)	1	$33,467					$33,467
Foreign currency translation adjustment			$		(860)		(860)
Net loss						$(1,666)	(1,666)
Balance, January 31, 2005	1	33,467			(860)	(1,666)	30,941
Exchange of shares	(1)	(33,467)					(33,467)
Outstanding shares prior to acquisition	42,805,000	42,805					42,805
Recapitalization, June 16, 2005	55,000,000	55,000		(77,968)			(22,968)
Sale of common stock for cash at $1.08 per unit, June 28, 2005	305,555	305		329,695			330,000
Sale of common stock for cash at $1.05 per unit, July 27, 2005	404,762	405		424,595			425,000
Stock-based compensation				7,468,846			7,468,846
Sale of common stock for cash at $1.11 per unit, December 15, 2005	1,801,802	1,802		1,998,198			2,000,000
Foreign currency translation adjustment					269,689		269,689
Net loss						(8,436,733)	(8,436,733)
Balance, January 31, 2006	100,317,119	$100,317 $		10,143,366	$268,829	(8,438,399)	$2,074,113

The accompany notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2006

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Clyvia Inc. (formerly Rapa Mining Inc.) (the “Company”) was incorporated on December 11, 2003, under the Laws of the State of Nevada and was in the business of exploring mineral properties. Effective June 16, 2005, the Company acquired 100% of the issued and outstanding shares of Clyvia Technology GmbH (“Clyvia Technology”), a company engaged in the development of a process known as catalytic depolymerization to produce fuel from various forms of waste materials including plastics. The Company has abandoned its mineral property acquisition and exploration business in order to focus its resources on the development of Clyvia Technology’s proprietary technology. The Company is considered to be a development stage company, as it has not generated revenues from operations.

Effective June 16, 2005, the Company acquired 100% of the issued and outstanding shares of Clyvia Technology from Clyvia Capital Holding GmbH (“Clyvia Capital”) in exchange for an aggregate of 55,000,000 shares of the Company’s common stock. In addition, Brian Cheston transferred 14,000,000 shares of the Company’s common stock already issued and outstanding prior to the transaction to Clyvia Capital in exchange for $10,000. Completion of the acquisition resulted in the former sole shareholder of Clyvia Technology holding the majority of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a recapitalization of Clyvia Technology.

The unaudited consolidated statements of operations and cash flows of the Company prior to June 16, 2005, are those of Clyvia Technology. The Company’s date of incorporation is considered to be December 21, 2004, the date of inception of Clyvia Technology. Effective September 1, 2005, the Company changed its name from Rapa Mining Inc. to Clyvia Inc.

2.	GOING CONCERN

These consolidated financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern

The operations of the Company have primarily been funded by the sale of common stock. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms to the Company.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2006

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

The Company follows the current rate method of translation with respect to its foreign subsidiary. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rates while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

	(c)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

	(d)	Prepaid expenses

Prepaid expenses consist of prepaid construction and rent.

	(e)	Other receivables

Other receivables consist primarily of Value Added Tax in Germany.

	(f)	Property, plant and equipment

Property, plant and equipment is stated at cost. The Company capitalizes all purchased equipment over $400 with a useful life of more than one year. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(f) Property, plant and equipment (continued)

The Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

Office equipment	3-5 years
Plant equipment	2-10 years

(g)         Accounting for the impairment of long-lived assets and long-lived assets to be disposed of

The Company reviews all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(h)         Income taxes

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

(i)         Fair value of financial instruments

The Company's financial instruments consist of cash and cash equivalents, other receivables, loan receivable, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

(j)         Stock-based compensation

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(k)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of January 31, 2006 and 2005, there were no potentially dilutive securities outstanding.

	(l)	Comprehensive income (loss)

The Company has adopted SFAS 130, “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes foreign currency translation adjustments.

	(m)	Development stage

The Company is a development stage company as defined in SFAS 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not yet commenced.

	(n)	Concentration of credit risk

Cash and cash equivalents is the only financial instrument that potentially subjects the Company to concentration of credit risk. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

	(o)	Recent accounting pronouncements

On December 16, 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For non-public entities, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 15, 2005.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(o) Recent accounting pronouncements (continued)

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non- monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non- monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision of this Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and should be applied prospectively.

In June 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period- specific effects or the cumulative effect of the change. The statement is effective for fiscal years beginning after December 15, 2005.

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statement except for SFAS 123(R) if options are granted to employees in the future.

4.	LOAN RECEIVABLE – RELATED PARTY

A loan was granted to a company whose sole stockholder is a significant stockholder of the Company. The loan is for Euros 20,000 (US $24,187) and bears interest of 5% per annum. The loan is due on June 16, 2006.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2006

5.	PROPERTY, PLANT AND EQUIPMENT

2006

Office equipment	$58,701
Plant equipment	96,747
Construction-in-progress	120,909
Land	41,701

318,058
Accumulated depreciation	(4,746)

Net book value	$313,312

During the year ended January 31, 2006, the Company did not amortize its plant equipment as utilization of the equipment began subsequent to period-end. The net carrying amount of equipment not being amortized was $96,747 as of January 31, 2006. All of property, plant and equipment was acquired during the year ended January 31, 2006.

In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. Management's estimates of revenues, operating expenses, and operating capital are subject to certain risks and uncertainties which may affect the recoverability of the Company's investments in its assets. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur which could adversely affect management's estimate of the net cash flow expected to be generated from its operations.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2006

6.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended January 31, 2006 and 2005, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from development stage activities as a result of the following:

	2006	2005

Loss for the year	$(8,436,733)	$(1,666)

Computed "expected" tax benefit	$(2,868,489)	$(566)
Non deductible expense –stock-based compensation	2,539,408
Lower effective income tax rate on loss of foreign subsidiaries	283,380	-
Change in valuation allowance	45,701	566

Income tax recovery	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2006 and 2005, is presented below:

	2006	2005
Deferred tax assets:
Net operating loss carry forwards – US	$329,082	$-
Net operating loss carry forwards – Germany	131,883	566
	460,965	566
Valuation allowance	(460,965)	(566)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of January 31, 2006 and 2005, was $460,965 and $566, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2006

6.	DEFERRED INCOME TAXES (continued)

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $1,400,000. Of the $1,490,196 operating loss carryforwards, $967,887 is attributable to the US, and expires in 2026; $522,309 is attributable to Germany and can be carried forward indefinitely.

7.	LICENSING AGREEMENT

Pursuant to a license agreement dated December 23, 2004, Clyvia Technology was granted an exclusive worldwide license with respect to certain German patents related to catalytic depolymerization. In consideration of the grant, Clyvia Technology is required to pay a declining royalty based on the level of sales generated. The royalties are between 6% and 10%. The agreement has a twelve-month termination notice period with the earliest date of termination being December 31, 2009. The licensor or the licensee may terminate the agreement.

In March 2005. the Company amended the license agreement dated December 23, 2004, to extend the earliest date of termination of the license agreement to December 31, 2017.

8.	RELATED PARTY TRANSACTIONS

On July 11, 2005, the Company granted 250,000 stock options to an officer and director of the Company to acquire up to 250,000 shares of common stock exercisable at a price of $1.09 per share up to July 11, 2010 as part of a management services agreement.

At January 31, 2006, included in accounts payable is $84 (2005 -$0) owed to a former officer and director of the Company.

At January 31, 2006, $2,457 (2005-$0) was owed from an officer and director of Clyvia Technology for personal travel expenses.

On December 14, 2005, a loan of $26,802 (Euros 20,000) was granted to a company whose sole stockholder is a significant stockholder of the Company. The loan bears interest at 5% per annum and matures June 14, 2006.

Management fees paid to officers and directors for the years ended January 31, 2006 and 2005, totaled 67,350 Euro and 0 Euro, respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2006

9.	COMMON STOCK

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

On December 21, 2004, the Company issued 42,805,000 shares of common stock for total proceeds of $33,467 (25,000 Euro).

On June 16, 2005, the Company acquired all the issued and outstanding stock of Clyvia Technology, which was accounted for as a recapitalization of the Company (Note 1) in exchange for 55,000,000 shares of common stock. The issued number of shares of common stock is that of the Company with adjustments made for differences in par value between the Company and Clyvia Technology.

On June 28, 2005, the Company sold 305,555 units at a price of $1.08 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $330,000. Each warrant will entitle the holder to purchase an additional share of the Company’s common stock at a price of $1.08 for a period of two years from the date of issuance of the units.

On July 27, 2005, the Company sold 404,762 units at a price of $1.05 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $425,000. Each warrant will entitle the holder to purchase an additional share of the Company’s common stock at a price of $1.05 for a period of two years from the date of issuance of the units.

On December 15, 2005, the Company sold 1,801,802 units at a price of $1.11 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $2,000,000. Each warrant will entitle the holder to purchase an additional share of the Company’s common stock at a price of $1.35 for a period of two years from the date of issuance of the units.

10.	STOCK OPTIONS AND WARRANTS

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2006

10.	STOCK OPTIONS AND WARRANTS (continued) Stock Options

		Weighted
		Average
	Number	Exercise Price

Options outstanding, beginning of the year	-
Granted	6,050,000	$1.09
Exercised	-
Expired	-
Options outstanding January 31, 2006	6,050,000	$1.09

On July 11, 2005, the Company granted stock options to officers, directors and consultants under the 2005 Stock Option Plan, to acquire a total of 6,050,000 shares of common stock exercisable at a price of $1.09 per share up to July 11, 2010.

A summary of stock options outstanding at January 31, 2006, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

$ 1.09	250,000	4.44	$ 1.09	250,000	$ 1.09
$ 1.09	2,000,000	4.44	$ 1.09	2,000,000	$ 1.09
$ 1.09	2,000,000	4.44	$ 1.09	2,000,000	$ 1.09
$ 1.09	200,000	4.44	$ 1.09	200,000	$ 1.09
$ 1.09	700,000	4.44	$ 1.09	700,000	$ 1.09
$ 1.09	700,000	4.44	$ 1.09	700,000	$ 1.09
$ 1.09	200,000	4.44	$ 1.09	200,000	$ 1.09

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	3.91%
Dividend yield rate	0.00%
Price volatility	117.00%
Weighted average expected life of options	4.95

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2006

10.	STOCK OPTIONS AND WARRANTS (continued)

The Company recognized stock-based compensation of $7,468,846, being the fair value of the options granted.

Warrants

Date	Issued	Outstanding	Exercise Price	Expiry Date

June 28, 2005	305,555	305,555	$ 1.08	June 27, 2007
July 27, 2005	404,762	404,762	$ 1.05	July 26, 2007
December 15, 2005	1,801,802	1,801,802	$ 1.35	December 15, 2007

11.	SEGMENT INFORMATION

The Company’s operations following the acquisition of Clyvia Technology were conducted in one reportable segment, being the development and commercialization of the process known as catalytic depolymerization, in Germany.

12.	COMMITMENTS

On July 1, 2005, the Company entered into a management services contract with a director and officer of the Company effective July 1, 2005, to pay monthly management fees of 5,000 Euro (US $6,047). The agreement also specifies a grant of options to purchase 250,000 shares of the Company’s common stock pursuant to the Company’s 2005 Stock Option Plan at an exercise price of $1.09 per share for a period of five years from the date of issuance. The stock options were granted July 11, 2005. The agreement is for a one-year term and shall automatically extend for additional one year terms on the anniversary date unless notice is given by the Company at least 90 days prior to renewal. On November 23, 2005, Clyvia Technology increased the monthly management fee to 7,500 Euro (US $9,070) effective January 1, 2006.

On July 1, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective July 1, 2005, to pay monthly management fees of 2,300 Euro (US $2,781) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year. On November 23, 2005, Clyvia Technology increased the monthly management fee to 5,000 Euro (US $6,047) effective January 1, 2006.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2006

12.	COMMITMENTS (continued)

On November 24, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective January 1, 2006, to pay monthly management fees of 3,750 Euro (US $4,535) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract period is indefinite, may be terminated with one year notice and terminates at the age of 65.

13.	SUBSEQUENT EVENTS

On March 22, 2006, the Company approved a private placement offering of 442,478 units at a price of $1.13 per unit with each unit consisting of one share of the Company’s common stock and one share purchase warrant for total proceeds of $500,000. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $1.13 for a period of two years from the date of closing.

On April 5, 2006, the Company approved a private placement offering of 434,782 units at a price of $1.15 per unit with each unit consisting of one share of the Company’s common stock and one share purchase warrant for total proceeds of $500,000. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $1.15 for a period of two years from the date of closing.

ITEM 8.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.                OTHER INFORMATION.

The following Current Reports on Form 8-K have been filed by us since the end of our third quarter ended October 31, 2005:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of the Form 8-K
2006/05/04	2006/05/08	Item 3.02 - Completion of private placement financings in the amount of $500,000 and $250,000, respectively.
2006/01/10	2006/03/01	Item 1.01 - Entry into Property Purchase Agreement between Clyvia Technology GmbH (German subsidiary of Clyvia) and Stadtentwicklungsgesellschaft der Stadt Wegberg mbH.
2005/06/22 (Amendment #2)	2006/02/08	Item 9.01 - Amendment and restatement the pro forma unaudited financial information required by items 9(a) and (b) of Form 8-K
2005/11/15	2005/11/22	Item 7.01 - Regulation FD Disclosure of Private Placement

In addition, the following material events have occurred:

Entry into Exclusive Distribution Agreements

In August, 2005, we entered into an exclusive distribution agreement with HII GmbH Industrieanlagen Bau und Beratrung. The terms and conditions of this agreement is described in this Annual Report under the heading “Sales and Licensing Plans.”

In December, 2005 and January, 2006, we entered into distribution agreements with two companies, Energy Recycling Systems Sarl and Bureau Wiebes & Partners Ltd. We entered into a third distribution agreement in April, 2006 with Grundstuecksgesellschaft FOCUS mbH & Co. Bau und Boden KG. The terms and conditions of these agreements are described in this Annual Report under the heading “Sales and Licensing Plans.”

Grant of Patent from German Patent and Trademark Office

In April, 2006, the German Patent and Trademark Office granted us a patent with respect to a patent application that we had filed for certain modifications to the Fuel Technology of our own design. A description of this patent can be found in this Annual Report under the heading “Procurement of the Fuel Technology and Intellectual Property Rights.”

No other information or events required to be disclosed in a report on Form 8-K have occurred since the end of our third quarter for the fiscal year ended January 31, 2006.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions with our company, and their biographical information.

Name	Age	Position
Walter P.W. Notter	55	Chief Executive Officer, Chief Financial Officer, President, Treasurer and sole director

John Boschert	35	Secretary

Walter P.W. Notter has acted as our Chief Executive Officer, Chief Financial Officer, President, Treasurer and sole director since June 16, 2005.

Mr. Notter has over twenty years of experience in finance and banking and has held a number of senior positions at Swiss investment banks. From 1984 to 1987, Mr. Notter held the position of vice-director at Finanz & Handels AG Schwyz. In 1987, he became the managing director of Globo Investkredit AG / Bank Globo AG where he remained until 1993. In 1993, Mr. Notter returned to Finanz & Handels AG Schwyz and assumed the position of managing director until 1998. Since then Mr. Notter has acted as a private consultant specializing in finance, engineering administration, facility management and real estate investment. In addition to acting as a private consultant, at various times during the last seven years, Mr. Notter has acted as the president and chief executive officer of a number of private companies.

John Boschert has acted as our Secretary since June 28, 2005.

Mr. Boschert is a self-employed business consultant. From July 2003 to June 2005, he was the president and owner of a food and beverage company based in Port Alberni, British Columbia, Canada. From 1999 to 2003, he served as a business consultant and officer of Qincom Networks Inc., a telecommunications services provider. From 1998 to 2002, he served as a business consultant and director of Universal Domains, Inc., a food services and domain name provider.

Mr. Boschert is currently the sole officer and director of Balsam Ventures Inc., a company engaged in the business of developing a self-chilling beverage container product.

Mr. Boschert is a director of Invision Capital, Inc., and is also Invision’s Secretary. Invision is a development stage company that is currently engaged in the business of business of selling, deploying and maintaining equipment used in the drilling of water wells.

Mr. Boschert is also the Secretary and Treasurer of Triton Resources, Inc., a development stage company engaged in the business of developing a recreational flying device and facility in which the flying device is to operate.

SIGNIFICANT EMPLOYEES

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

In addition to being managing directors of Clyvia Technology, Dr. Sappok and Mr. Wagels are also the managing directors of Skyflyer Technology GmbH, the German based wholly owned subsidiary of Triton Resources, Inc. Dr. Sappok and Mr. Wagels are also managing directors of Inventa Holding GmbH, the principal stockholder of both Clyvia Inc. and Triton Resources, Inc. Each of Dr. Sappok and Mr. Wagels owns approximately 37.5% of Inventa Holding.

COMMITTEES OF THE BOARD OF DIRECTORS

Our board of directors does not maintain a separately-designated standing audit committee. As a result, our sole director acts as our audit committee. Mr. Notter does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

We presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended January 31, 2006, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them. The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

	Number of Late	Transactions Not	Known Failures to File
Name and Principal Position	Reports	Timely Reported	a Required Form
Walter P.W. Notter	One	None	None
Chief Executive Officer, Chief
Financial Officer, President,
Treasurer and sole director
John Boschert	One	None	None
Secretary
Inventa Holding GmbH	One	None	None
Beneficial owner of greater
than 10% of our outstanding
shares of common stock.

ITEM 10.              EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for (i) all individuals serving as our chief executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level (the “CEO”); (ii) our four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year; and up to two additional individuals for whom disclosure would have been provided pursuant to subparagraph (ii) of this item but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last completed fiscal year (collectively, our “Named Executive Officers”).

			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year Ended Jan. 31	Salary	Bonus	Other Annual Compen- sation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)
Walter P.W. Notter	CEO, CFO, President, Treasurer & Director	2006 2005 2004	$,46,287 N/A N/A	$0 N/A N/A	$0 N/A N/A	0 N/A N/A	250,000 N/A N/A	$0 N/A N/A	$0 N/A N/A
John Boschert	Secretary	2006 2005 2004	$7,000 N/A N/A	$0 N/A N/A	$0 N/A N/A	0 N/A N/A	200,000 N/A N/A	$0 N/A N/A	$0 N/A N/A
Dr. Manfred Sappok(3)	Managing Director, Clyvia Technology GmbH	2006 2005 2004	$23,205 N/A N/A	$0 N/A N/A	$0 N/A N/A	0 N/A N/A	2,000,00 N/A N/A	$0 N/A N/A	$0 N/A N/A
Dieter Wagels(3)	Managing Director, Clyvia Technology GmbH	2006 2005 2004	$4,629 N/A N/A	$0 N/A N/A	$0 N/A N/A	0 N/A N/A	2,000,00 N/A N/A	$0 N/A N/A	$0 N/A N/A
Brian R. Cheston	Former CEO, Former CFO, Former President, Former Secretary, Former Treasurer & Former Director	2006 2005 2004	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL
Paul Chung	Former Director	2006 2005 2004	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL

STOCK OPTION GRANTS

During our fiscal year ended January 31, 2006, the following stock options were granted to Named Executive Officers:

Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price (per Share)	Expiration Date
Walter P.W. Notter, CEO, CFO, President, Treasurer & Director	250,000 Shares of Common Stock	4.1%	$1.09	July 11, 2010
John Boschert, Secretary	200,000 Shares of Common Stock	3.3%	$1.09	July 11, 2010
Manfred Sappok, Managing Director, Clyvia Technology GmbH	2,000,000 Shares of Common Stock	33.1%	$1.09	July 11, 2010
Dieter Wagels, Managing Director, Clyvia Technology GmbH	2,000,000 Shares of Common Stock	33.1%	$1.09	July 11, 2010

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No options were exercised by our Named Executive Officers during the financial year ended January 31, 2006.

EMPLOYMENT CONTRACTS

We have a management services agreement with Walter P.W. Notter, our Chief Executive Officer, Chief Financial Officer, President and Treasurer. The agreement provides that we will pay Mr. Notter a management fee of EUR 5,000 (approximately $6,000 US) per month, beginning July 1, 2005, and grant to Mr. Notter options to acquire 250,000 shares of our common stock pursuant to our 2005 Stock Option Plan at an exercise price of $1.09 per share. The options were granted to Mr. Notter on July 11, 2005. The agreement extends for a period of one year, which will automatically be renewed for additional one year terms on the anniversary date unless the Company provides notice of its intention not to extend the term of the agreement at least 90 days prior to the anniversary date. On November 23, 2005, we agreed to, beginning January 1, 2006, increase the amount of the management fee to EUR 7,500 (approximately $9,000 US) per month.

Clyvia Technology has an employment agreement with Mr. Sappok, pursuant to which Clyvia Technology has agreed to pay Mr. Sappok management fees in the amount of EUR 2,300 (approximately $2,760 US) per month, beginning July 1, 2005, plus a management bonus of 1.5% of the selling price for each recycling/processing system based on the Fuel Technology sold. This agreement extends for an indefinite term and may be terminated at the end of each calendar year by providing one year’s written notice. On November 23, 2005, Clyvia Technology agreed to, beginning January 1, 2006, increase the management fee to EUR 5,000 (approximately $6,000 US) per month.

Clyvia Technology has an employment agreement with Mr. Wagels, pursuant to which Clyvia Technology has agreed to pay Mr. Wagels management fees in the amount of EUR 3,750 (approximately $4,500 US) per month, beginning January 1, 2006, plus a management bonus of 1.5% of the selling price for each recycling/processing system based on the Fuel Technology sold. This agreement may be terminated at the end of each calendar year by providing one year’s written notice, and expires automatically upon Mr. Wagels reaching the age of 65 years.

We do not have an employment agreement with Mr. Boschert; however, we pay Mr. Boschert a management fee of $1,000 per month for his services.

ITEM 11.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our Named Executive Officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Walter P.W. Notter Director, Chief Executive Officer, Chief Financial Officer, President and Treasurer P.O. Box 157, Muhlebachstrasse 27 Thalwill, V8, Switzerland CH - 8800	250,000(2) (direct)	0.25%
Common Stock	John Boschert Secretary Unit 141 – 757 West Hastings St., #644 Vancouver, British Columbia V6C 1A1	206,000(3) (direct and indirect)	0.20%
Common Stock	Dr. Manfred Sappok Managing Director, Clyvia Technology GmbH Friedrich-List-Allee 10, D-41844 Wegberg- Wildenrath	2,000,000(4) (direct)	2.0%
Common Stock	Dieter Wagels Managing Director, Clyvia Technology GmbH Friedrich-List-Allee 10, D-41844 Wegberg- Wildenrath	2,000,000(4) (direct)	2.0%
Common Stock	All Officers and Directors as a Group (4 persons)	4,456,000	4.3%
5% STOCKHOLDERS
Common Stock	Inventa Holding GmbH (formerly Clyvia Capital Holding GmbH) Friedrich-List-Allee 10, D-41844 Wegberg- Wildenrath	69,000,000 (direct)	68.8%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Proxy Statement. As of January 31, 2006 the Company had 100,317,119 shares of common stock issued and outstanding.

In the case of each beneficial owner, the percentage has been calculated assuming the exercise of options, warrants or conversion rights held by that beneficial owner. In the case of a group, the percentage has been calculated assuming the exercise of all options, warrants and conversion rights held by the group.

(2)	The number of shares listed as beneficially owned by Mr. Notter consists of options to purchase 250,000 shares of Common Stock exercisable at $1.09 per share owned directly by Mr. Notter.

(3)

The number of shares listed as beneficially owned by Mr. Boshert consists of 6,000 shares of Common Stock owned by 674703 B.C. Ltd., a company of which Mr. Boschert is the sole director, officer and shareholder, and options to purchase 200,000 shares of Common Stock exercisable at $1.09 per share owned directly by Mr. Boschert.

(4)

The number of shares listed as beneficially owned by Mr. Sappok and Mr. Wagels consists of options to purchase 2,000,000 shares of Common Stock exercisable at $1.09 per share owned directly by each of Mr. Sappok and Mr. Wagels.

CHANGES IN CONTROL

We are not aware of any arrangement which may result in a change in control in the future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	6,050,000	$1.09	8,997,567

2005 Stock Incentive Plan

On May 17, 2005, we established our 2005 Stock Option Plan (the “Plan”). The purpose of the Plan is to advance the interests of our company and our stockholders by strengthening our ability to attract, retain and motivate key corporate personnel who contribute to our long term success and to provide incentives which are linked directly to increases in stock value which will inure to the benefit of all our stockholders. The Plan is administered by our Board of Directors or by a committee of two or more non-employee directors appointed by the Board of Directors (the "Administrator"). Subject to the provisions of the Plan, the Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. Options granted under the Plan may be either "incentive stock options," which are intended to qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, (the “Code”) or nonqualified stock options.

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options under the Plan, provided that they render bona fide services that are not in connection with the offer and sale of the Company's securities in a capital-raising transaction and that they do not directly or indirectly promote or maintain a market for the Company's securities.

Upon its adoption, the maximum number of shares of our common stock with respect to which options or rights could be granted under the Plan was 6,420,750 shares. The Plan contains provisions that allow for increases in the number of shares of our common stock that may be the subject of options granted under the Plan. Each fiscal quarter, the total number of shares that may be optioned and sold under the Plan will increase by:

(a)	15% of the number of outstanding shares of our common stock on first day of the applicable fiscal quarter, less:

	(i)	the number of shares of our common stock that may be optioned and sold under the Plan prior to the first day of the applicable fiscal quarter, and

	(ii)	the number of options that may be granted under any other stock option plan in effect as of the date of the increase; or

(b)	such lesser number of shares as may be determined by our directors.

No options granted under the Plan may be exercised more than 5 years after the option is granted. Where the optionee ceases to be employed by us, or ceases to provide services to us, other than by reason of disability or death, his or her options will expire 3 months after the termination of such employment or services. If the optionee ceases his or her employment with us or ceases to provide us with services, by reason of death or disability, his or her options will expire one year after the optionee ceases to be employed by us, or ceases to provide us with services. However, the individual option agreements of each optionee may provide for earlier expiry.

Options granted under the Plan are non-transferable, other than by will or the laws of descent and distribution.

The Plan terminates on May 17, 2010, unless sooner terminated by action of the Board of Directors. All awards granted under the Plan expire ten years from the date of grant, or such shorter period as is determined by the Administrator. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder shall again be available for issuance under the Plan.

We filed a Form S-8 Registration Statement under the Securities Act of 1933, as amended, to register the 6,500,000 shares of our common stock reserved for issuance under the Plan on August 25, 2005.

ITEM 12.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A)	any director or officer;

(B)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(C)	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Acquisition of Clyvia Technology GmbH

On June 16, 2005, we acquired a 100% interest in Clyvia Technology from Inventa Holding GmbH (formerly Clyvia Capital GmbH) in exchange for 55,000,000 shares of our common stock. Concurrently, Inventa Holding acquired an additional 14,000,000 shares of our common stock from Brian Cheston, one of our former officer and directors, at an aggregate price of $10,000. Manfred Sappok and Dieter Wagels, the managing directors of Clyvia Technology, each own a 37.5% interest in Inventa Holding. As a result of these transactions, Inventa Holding owns approximately 68.8% of the outstanding shares of our common stock as at January 31, 2006

Loan to Skyflyer Technology GmbH

On December 14, 2005, a loan of EUR 20,000 (approximately $26,802) was granted by Clyvia Technology to Skyflyer Technology GmbH, bearing interest at a rate of 5% per annum. At that time, the sole shareholder of Skyflyer Technology was Inventa Holding. This loan was repaid by Skyflyer Technology in May, 2006.

ITEM 13. EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change.(5)

3.3	Articles of Amendment changing name from Rapa Mining Inc. to Clyvia Inc. (9)

3.4	By-Laws.(1)

10.1	Mineral Property Option Agreement.(1)

10.2	Amendment Agreement to Mineral Property Option Agreement.(4)

10.3	Escrow Agreement.(2)

10.4	Amended Escrow Agreement.(3)

10.5	Share Purchase Agreement between Clyvia Capital Holding GmbH, Rapa Mining Inc., Clyvia Technology GmbH and Brian Cheston, dated for reference the 7th day of April, 2005.(7)

10.6	License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English).(9)

10.7	Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of June 30th , 2005.(9)

10.8	Amendment to Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of July 11, 2005.(9)

10.9	Memorandum of Understanding Between Clyvia Technology GmbH and Wong Chee Wah.(10)

10.10	Property Purchase Agreement between Clyvia Technology GmbH (German subsidiary of Clyvia) and Stadtentwicklungsgesellschaft der Stadt Wegberg mbH (translated from German to English). (11)

10.11	Agreement between Clyvia Technology GmbH and HII GmbH Industrieanlagen Bau und Beratung (translated from German to English).

Exhibit Number	Description of Exhibit

10.12	Letter dated May 2, 2006 from Clyvia Technology GmbH to HII GmbH (translated from German to English).

10.13	Exclusive Distribution Contract between Clyvia Technology GmbH and Bureau Wiebes & Partners Ltd. (translated from German to English).

10.14	Exclusive Distribution Contract between Clyvia Technology GmbH and Energy Recycling Systems Sarl (translated from German to English).

10.15	Exclusive Distribution Contract between Clyvia Technology GmbH and Grundstuecksgesellschaft FOCUS mbH & Co. Bau und Boden KG (translated from German to English).

10.16	Letter Agreement amending the scope of non-exclusive distribution rights granted to Energy Recycling Systems Sarl (translated from German to English).

10.17	Amended License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English).

10.18	2005 Stock Option Plan.(8)

14.1	Code of Ethics.(6)

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16, 2004.
(2)	Filed with the SEC as an exhibit to Amendment No. 3 to our Registration Statement on Form SB-2/A filed on July 19, 2004.
(3)	Filed with the SEC as an exhibit to Amendment No. 4 to our Registration Statement on Form SB-2/A filed on August 10, 2004.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 30, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 18, 2005.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 2, 2005.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 18, 2005.
(8)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on August 25, 2005.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 23, 2005.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on December 23, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 1, 2006.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended January 31, 2006 and January 31, 2005 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31, 2006	Year Ended January 31, 2005

Audit Fees	$34,015	$13,975
Audit-Related Fees	$NIL	$NIL
Tax Fees	$NIL	$NIL
All Other Fees	$NIL	$NIL

Total	$34,015	$13,975

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLYVIA INC.

Date:	May 16, 2006	By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
President, Treasurer, Chief Executive Officer and Chief
Financial Officer
Director
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 16, 2006	By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
President, Treasurer, Chief Executive Officer and Chief
Financial Officer
Director
(Principal Executive Officer and Principal Accounting Officer)

Date:	May 16, 2006	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary