Form 10QSB
period 2006-04-30
CLYVIA INC
filed 2006-06-19
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [               ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 16, 2006, the Issuer had 101,194,379 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [               ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLYVIA INC.

(formerly Rapa Mining Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

April 30, 2006
(Unaudited)

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

April 30,
2006

ASSETS

Current Assets
Cash and cash equivalents	$1,615,863
Other receivables	139,401
Loan receivable –related party (Note 6)	2,566
Prepaid expenses	71,999
Deferred tax asset, less valuation allowance $535,280	-

Total Current Assets	1,829,829

Property, plant and equipment (Note 4)	1,624,734

Total Assets	$3,454,563

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$820,572

Total Current Liabilities	820,572

Commitments (Note 10)

Stockholders’ Equity
Common stock (Note 7)
Authorized
525,000,000 common shares, par value $0.001
Issued and outstanding
100,317,119 common shares	100,317
Additional paid-in capital	10,143,366
Subscriptions received	750,000
Accumulated other comprehensive income:
Foreign currency cumulative translation adjustment	297,280
Deficit accumulated during the development stage	(8,656,972)

Total Stockholders’ Equity	2,633,991

Total Liabilities and Stockholders’ Equity	$3,454,563

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From Inception	Three	Three
	(December 21,	Months	Months
	2004) to	Ended	Ended
	April 30,	April 30,	April 30,
	2006	2006	2005

EXPENSES

Professional and management fees	$596,727	$100,371	$47,180
Other operating expenses	355,682	123,932	1,150
Stock-based compensation	7,468,846	-	-
Foreign currency loss	255,259	532	-

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	(8,676,514)	(224,835)	(48,330)

OTHER ITEMS
Interest income	12,318	6,197	123
Miscellaneous income	7,224	65	-

LOSS BEFORE INCOME TAXES	(8,656,972)	(218,573)	(48,207)

Provision for income taxes	-	-	-

NET LOSS	$(8,656,972)	$(218,573)	$(48,207)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	297,280	28,451	(1,153)

COMPREHENSIVE LOSS	$(8,359,692)	$(190,122)	$(49,360)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		100,317,119	55,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From Inception	Three	Three
	(December 21,	Months	Months
	2004) to	Ended	Ended
	April 30,	April 30,	April 30,
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,656,972)	$(218,573)	$(48,207)
Adjustments to reconcile net income to cash used in development stage activities:
Stock-based compensation	7,468,846	-	-
Amortization	9,010	4,264	-
Change in operating assets and liabilities
Decrease (increase) in other receivables	(140,026)	(59,241)	(1,605)
Decrease (increase) in prepaid expenses	(70,093)	1,841	-
Increase in accounts payable and accrued liabilities	759,423	286,157	41,121

Net cash provided by (used in) operating activities	(629,812)	14,448	(8,691)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of capital assets	(1,633,744)	(1,315,686)	-

Net cash used in investing activities	(1,633,744)	(1,315,686)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances to related parties, net of repayments	-	24,686	-
Cash acquired from Clyvia Inc.	7,654	-	-
Issuance of common stock for cash	2,788,467	-	34,100
Subscriptions received	750,000	750,000	-

Net cash provided by financing activities	3,546,121	774,686	34,100

Provision for income taxes	-	-	-

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH AND CASH EQUIVALENTS DURING THE PERIOD	333,298	52,897	(1,787)

NET INCREASE (DECREASE) IN CASH	1,615,863	(473,655)	23,622

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	2,089,518	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,615,863	$1,615,863	$23,622

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2006

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at April 30, 2006 and for all periods presented, have been included. Interim results for the period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2006

2.	GOING CONCERN (continued)

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Prepaid expenses

Prepaid expenses consist primarily of prepaid rent.

(e) Other receivables

Other receivables consist primarily of Value Added Tax in Germany.

(f) Property, plant and equipment

Property, plant and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized.

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(i)	Fair value of financial instruments

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

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and the consensus in Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

	(k)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of April 30, 2006 and 2005, the 6,050,000 options outstanding have been excluded from diluted loss per share as they were anti-dilutive.

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(o)	Recent accounting pronouncements

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

On June 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period- specific effects or the cumulative effect of the change. The statement is effective for fiscal years beginning after December 15, 2005.

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statement except for SFAS 123(R) if options are granted to employees in the future.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2006

4.	PROPERTY, PLANT AND EQUIPMENT

April 30,
2006

Office equipment	$57,837
Plant equipment	731,052
Construction-in-progress	708,101
Land	136,754

1,633,744
Accumulated depreciation	(9,010)

Net book value	$1,624,734

During the period ended April 30, 2006, the Company did not amortize $698,251 of plant equipment as utilization of the equipment began subsequent to period-end and $708,101 of a building as construction has not yet been completed.

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

5.	LICENSING AGREEMENT

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

In March 2005, the Company amended the license agreement dated December 23, 2004, to extend the earliest date of termination of the license agreement to December 31, 2017.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2006

6.	RELATED PARTY TRANSACTIONS

At April 30, 2006, included in accounts payable is Euro 1,378 (US $1,740) owed to a company with common directors and officers of Clyvia Technology for the use of a vehicle. Vehicle costs paid for the three months ended April 30, 2006 totaled Euro 3,602 (US $4,348).

At April 30, 2006, included in accounts payable is $11,064 owed to officers and directors of the Company for management fees and personal travel expenses. In addition, included in accounts payable is $84 owed to a former officer and director of the Company.

At April 30, 2006, Euro 2,032 (US $2,566) was owed from an officer and director of Clyvia Technology for personal travel expenses.

On December 15, 2005, a loan was granted to a company with common directors of Clyvia Technology for Euro 20,000 (US $25,256). On February 1, 2006, a loan for Euro 30,000 (US $37,884) was granted to the same company. The loans bear interest at 5% per annum and are due on June 15, 2006 and August 1, 2006 respectively. The loans were repaid during the three months ended April 30, 2006. Interest income received from the company for the three months ended April 30, 2006 totaled Euro 542 (US $654)

On February 6, 2006, a loan was granted to a significant shareholder of the Company for Euro 3,000 (US $3,788). The loan bears interest at 5% per annum and is due on August 6, 2006. The loan was repaid during the three months ended April 30, 2006. Interest income received from the company for the three months ended April 30, 2006 totaled Euro 31 (US $38).

Management fees paid to an officer and director of the Company for the three months ended April 30, 2006 totaled Euro 22,500 (US $27,092). Consulting fees paid to an officer of the Company for the three months ended April 30, 2006 totaled $3,000. Wages paid to officers and directors of Clyvia Technology totaled Euro 26,250 (US $31,686) for the three months ended April 30, 2006. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2006

7.	COMMON STOCK

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

8.	STOCK OPTIONS AND WARRANTS

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2006

8.	STOCK OPTIONS AND WARRANTS (continued)

Stock Options

		Weighted
		Average
	Number	Exercise Price

Options outstanding, beginning of the year	-
Granted	6,050,000	$ 1.09
Exercised	-
Expired	-
Options outstanding April 30, 2006	6,050,000	$ 1.09

On July 11, 2005, the Company granted stock options to officers, directors and consultants under the 2005 Stock Option Plan, to acquire a total of 6,050,000 shares of common stock exercisable at a price of $1.09 per share up to July 11, 2010.

A summary of stock options outstanding at April 30, 2006, is as follows:

		Outstanding Options		Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

$ 1.09	250,000	4.20	$ 1.09	250,000	$ 1.09
$ 1.09	2,000,000	4.20	$ 1.09	2,000,000	$ 1.09
$ 1.09	2,000,000	4.20	$ 1.09	2,000,000	$ 1.09
$ 1.09	200,000	4.20	$ 1.09	200,000	$ 1.09
$ 1.09	700,000	4.20	$ 1.09	700,000	$ 1.09
$ 1.09	700,000	4.20	$ 1.09	700,000	$ 1.09
$ 1.09	200,000	4.20	$ 1.09	200,000	$ 1.09

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	3.91%
Dividend yield rate	0.00%
Price volatility	117.00%
Weighted average expected life of options	4.95 years

CLYVIA INC.
(formerly Rapa Mining Inc.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2006

8.	STOCK OPTIONS AND WARRANTS (continued)

The Company recognized stock-based compensation of $7,468,846, being the fair value of the options granted.

Warrants

Date	Issued	Outstanding	Exercise Price	Expiry Date

June 28, 2005	305,555	305,555	$ 1.08	June 27, 2007
July 27, 2005	404,762	404,762	$ 1.05	July 26, 2007
December 15, 2005	1,801,802	1,801,802	$ 1.35	December 15, 2007

9.	SEGMENT INFORMATION

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

CLYVIA INC.
(formerly Rapa Mining Inc.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2006

11.	SUBSEQUENT EVENTS

On May 4, 2006, the Company completed a private placement with two corporate investors for a total of 442,478 units at a price of $1.13 per unit, for total proceeds of $500,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $1.13 per share for a period of two years from the date of closing.

On May 5, 2006, the Company completed a private placement with a corporate investor for a total of 217,391 units at a price of $1.15 per unit, for total proceeds of $250,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $1.15 per share for a period of two years from the date of closing.

On June 12, 2006, the Company completed a private placement with a corporate investor for a total of 217,391 units at a price of $1.15 per unit, for total proceeds of $250,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $1.15 per share for a period of two years from the date of closing.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended April 30, 2006 and changes in our financial condition from January 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended January 31, 2006.

Through our wholly owned subsidiary, Clyvia Technology GmbH, we are in the process of developing a proprietary technology that utilizes a process known as fractional depolymerization to produce diesel fuel and heating oil from various types of recyclable waste materials (the “Fuel Technology”). Once we have completed the development of this technology, we intend to sell recycling/processing systems based on this technology.

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments have occurred since the completion of out fiscal year ended January 31, 2006:

1.

In April, 2006, the German Patent and Trademark Office granted us a patent with respect to a patent application that we had filed for certain modifications to the fractional depolymerization process of our own design.

2.

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

3.

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

4.	On June 5, 2006, we changed our principal independent accountants from Dohan and Company, PA, Certified Public Accountants, to Davidson & Company LLP, Chartered Accountants.

5.

On June 7, 2006, we held an official opening ceremony for our pilot plant and related facilities in Wegberg, Germany. The official opening was attended by approximately 250 guests and media representatives. At the opening, we conducted a successful demonstration of the pilot plant and our fractional deploymerization process. Construction of the pilot plant and facilities was completed at the end of May, 2006.

6.	Effective on June 12, 2006, we completed an additional private placement for an additional 217,391 units at the same price and on the same terms as the private placement completed on May 5, 2006.

PLAN OF OPERATION

Now that construction of the pilot plant has been completed, we are working on final testing and commissioning of the pilot plant. A demonstration/test run of the pilot plant was conducted at the official opening ceremony held on June 7, 2006, during which a small amount of recyclable materials was used to produce diesel fuel. Final testing and commissioning of the pilot plant involves: (i) disassembling the component parts of the plant to identify and correct any problems created by the test run; and (ii) reassembling the plant. We expect this process to take approximately one month to complete, however we will continue to conduct additional research and development on the pilot plant and the Fuel Technology throughout the next stages of the development of our business.

Once final testing and commissioning of the pilot plant has been completed, we will begin focusing on marketing and sales efforts. This process will involve the following:

(a)

We will conduct tests/demonstrations for potential purchasers of recycling/processing systems based on our Fuel Technology. It is expected that potential customers will provide us with samples of the input materials that they intend to use in systems purchased from us. We will then use these sample materials in our pilot plant to conduct a test run to determine the quality and amount of diesel fuel produced. The results of these tests will be used to formulate modifications/specifications for potential recycling/processing systems to be sold to the potential customer. We intend to charge potential customers for conducting the test runs.

(b)

When not using the pilot plant to conduct test runs, we may use the pilot plant to process used oil, bilge oil and/or other materials to produce diesel fuel or heating oil that we will sell directly to small oil companies and other potential buyers. The pilot plant contains two bulk storage tanks that can be used to store used oil or other input materials that we may use.

In addition, throughout the next twelve months, we will invite representatives from the waste management and energy production industries to our facilities in order to conduct demonstrations of the Fuel Technology and our recycling/processing plants.

We anticipate spending approximately €2,000,000 (approximately $2,400,000US) in pursuing the above plan of operation over the next twelve months. On December 15, 2005, we completed a private placement financing of 1,801,802 units at a price of $1.11 for total proceeds of $2,000,000. In addition, in May, 2006, we completed two private placement financings for total proceeds of $750,000 and in June, 2006, we completed an additional private placement for $250,000. The proceeds from these private placements are being used by us to fund our plan of operation and as general working capital. With these private placements, and with the revenue that we hope to generate from the operation of the pilot plant and the sale of recycling/processing systems based on our Fuel Technology, we believe that we will have sufficient working capital to meet our anticipated needs for the next twelve months. However, we have not earned any revenues to date and there are no assurances that we will be able to do so in the future. In addition, we can not provide any assurances that our actual working capital needs for the next twelve months will not exceed the amounts that we have estimated. If we require additional financing, it is anticipated that such additional financing will likely be in the form of equity financing, as we do not expect there to be substantial debt financing available to us at this stage of our business.

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

First Quarter Summary

	Three Months Ended April 30
			Percentage
	2006	2005	Increase /
			(Decrease)
Revenue	$--	$--	n/a
Expenses	224,835	48,330	365.2%
Net Loss	$218,573	$48,207	353.4%

Revenue

We have not earned any revenues to date. We are presently in the development stage of our business.

We have completed the construction of our pilot plant, however we are still in the process of testing the pilot plant and are in the initial stages of marketing our Fuel Technology and recycling/processing plants based on that technology. Although we have entered into a number of distribution agreements for recycling/processing plants based on our Fuel Technology, there are no assurances that these agreements will result in any sales of our products or that we will be able to otherwise earn any revenues.

Operating Expenses

Our operating expenses for the quarterly periods ended April 30, 2006 and 2005 consisted of the following:

	Three Months Ended April 30
			Percentage
	2006	2005	Increase / (Decrease)
Professional and Management Fees	$100,371	$47,180	112.7%
Other Operating Expenses	123,932	1,150	10,676.7%
Foreign Currency Loss	532	--	n/a
Total Operating Expenses	$224,835	$48,330	365.2%

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

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At April 30, 2006	At January 31, 2006	Increase / (Decrease)
Current Assets	$1,829,829	$2,261,270	(19.1)%
Current Liabilities	(820,572)	(500,469)	64.0%
Working Capital (Deficit)	$1,009,257	$1,760,801	(42.7)%

As at April 30, 2006, we had cash in the amount of $1,615,863 and a working capital surplus of $1,009,257. The decrease in our current assets is largely a result of amounts spent by us in connection with the construction of our pilot plant facility in Wegberg, Germany. As a result of the amounts spent on the construction of this facility, our long-term assets, in the form of property, plant and equipment, increased from $313,312 at our January 31, 2006 year end, to $1,624,734 at April 30, 2006.

The increase in our current liabilities is largely attributable to amounts owed in connection with the construction of our pilot plant facility.

Cash Flows
	Three Months Ended April 30
	2006	2005
Cash Flows from (used in) Operating Activities	$14,448	$(8,691)
Cash Flows from (used in) Investing Activities	(1,315,686)	--
Cash Flows from (used in) Financing Activities	774,686	34,100
Effect of Foreign Currency Translation	52,897	(1,787)
Net Increase (decrease) in Cash During Period	$(473,655)	$23,622

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

The financial statements accompanying this Quarterly Report contemplate our continuation as a going concern. However, we have sustained substantial losses, have a limited operating history and are still in the development stage of our business. It is expected that future financings will be in the form of private placements of our equity securities; however, there is no assurance that we will be able to raise the necessary capital to continue our operations. Effective December 15, 2005, we completed a private placement financing for gross proceeds of $2,000,000. In May, 2006, we completed two additional private placements for total proceeds of $750,000. In June, 2006, we completed an additional private placement for $250,000. With these private placements, and with the revenue that we hope to generate from the operation of the pilot plant and the sale of recycling/processing systems based on our Fuel Technology, we believe that we will have sufficient working capital to meet our anticipated needs for the next twelve months. However, we have not earned any revenues to date and there are no assurances that we will be able to do so in the future. In addition, we can not provide any assurances that our actual working capital needs for the next twelve months will not exceed the amounts that we have estimated. If our actual working capital requirements are substantially greater than we have anticipated, then we may be required to seek additional financing.

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

Our significant accounting policies are disclosed in Note 3 to the financial statements included in this Quarterly Report.

RISK FACTORS

Need For Financing

We completed a private placement financing effective December 15, 2005 for gross proceeds of $2,000,000. We completed two additional private placement financings in May, 2006 for total proceeds of $750,000 and an additional private placement in June, 2006, for $250,000.

With these private placements, and with the revenue that we hope to generate, we believe that we will have sufficient working capital to meet our anticipated needs for the next twelve months. However, we have not earned any revenues to date and there are no assurances that we will be able to do so in the future. In addition, there are no assurances that our actual working capital needs for the next twelve months will not exceed our estimates of those needs. If our actual working capital requirements are substantially greater than we have anticipated and/or we are not able to earn significant revenues, then we may be required to seek additional financing. We currently do not have any financing arrangements in place and there is no assurance that we will be able to acquire sufficient financing on terms acceptable to us or at all. If sufficient financing is not available or obtainable when and if required, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

The Fuel Technology Is Still In The Research And Development Stage

Although we have completed the construction of our pilot plant and we have entered into agreements whereby we have agreed to grant certain distribution rights and sales licenses for recycling/processing systems based on our Fuel Technology, we are still in the process of testing the pilot plant and developing the Fuel Technology. There are no assurances that our research and development program for the Fuel Technology will be successful or that we will be able to develop any commercially marketable systems based on the Fuel Technology.

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

We May Experience Delays In The Full Operation Of Our Pilot Plant For The Fuel Technology

Construction of the plant was finished at the end of May, 2006 and we expect the system to become operational one month after. However, construction projects of this type often experience delays and technical difficulties. These factors may include, but are not limited to, factors such as the availability of outside contractors, materials and equipment. Even if we are able to operate the pilot plant as scheduled, there are no assurances that the pilot plant will perform as expected.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective June 12, 2006, we completed a private placement financing consisting of 217,391 units at a price of $1.15US per unit for total proceeds of $250,000. Each unit consists of one share of our common stock and one share purchase warrant to acquire one additional share of our common stock at a price of $1.15 per share. Each share purchase warrant is exercisable for a period of two years from the date of closing. The private placement was completed pursuant to Regulation S promulgated under the Securities Act of 1933 on the basis of representations made by the subscriber that it was not “US persons” as defined in Regulation S, and was not obtaining the units on behalf of such a US person.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change.(5)
3.3	Articles of Amendment changing name from Rapa Mining Inc. to Clyvia Inc. (9)
3.4	By-Laws.(1)
10.1	Mineral Property Option Agreement.(1)
10.2	Amendment Agreement to Mineral Property Option Agreement.(4)

Exhibit
Number	Description of Exhibit
10.3	Escrow Agreement.(2)
10.4	Amended Escrow Agreement.(3)
10.5	Share Purchase Agreement between Clyvia Capital Holding GmbH, Rapa Mining Inc., Clyvia Technology GmbH and Brian Cheston, dated for reference the 7th day of April, 2005.(7)
10.6	License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English).(9)
10.7	Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of June 30th, 2005.(9)
10.8	Amendment to Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of July 11, 2005.(9)
10.9	Memorandum of Understanding Between Clyvia Technology GmbH and Wong Chee Wah.(10)
10.10	Property Purchase Agreement between Clyvia Technology GmbH (German subsidiary of Clyvia) and Stadtentwicklungsgesellschaft der Stadt Wegberg mbH (translated from German to English). (11)
10.11	Agreement between Clyvia Technology GmbH and HII GmbH Industrieanlagen Bau und Beratung (translated from German to English).(12)
10.12	Letter dated May 2, 2006 from Clyvia Technology GmbH to HII GmbH (translated from German to English). (12)
10.13	Exclusive Distribution Contract between Clyvia Technology GmbH and Bureau Wiebes & Partners Ltd. (translated from German to English). (12)
10.14	Exclusive Distribution Contract between Clyvia Technology GmbH and Energy Recycling Systems Sarl (translated from German to English). (12)
10.15	Exclusive Distribution Contract between Clyvia Technology GmbH and Grundstuecksgesellschaft FOCUS mbH & Co. Bau und Boden KG (translated from German to English). (12)
10.16	Letter Agreement amending the scope of non-exclusive distribution rights granted to Energy Recycling Systems Sarl (translated from German to English). (12)
10.17	Amended License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English). (12)
10.18	2005 Stock Option Plan.(8)
14.1	Code of Ethics.(6)
21.1	List of Subsidiaries. (12)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16, 2004.
(2)	Filed with the SEC as an exhibit to Amendment No. 3 to our Registration Statement on Form SB-2/A filed on July 19, 2004.
(3)	Filed with the SEC as an exhibit to Amendment No. 4 to our Registration Statement on Form SB-2/A filed on August 10, 2004.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 30, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 18, 2005.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 2, 2005.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 18, 2005.
(8)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on August 25, 2005.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 23, 2005.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on December 23, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 1, 2006.
(12)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 16, 2006.

REPORTS ON FORM 8-K

We have filed the following reports on Form 8-K since the end of our fiscal year ended January 31, 2006:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

June 22, 2005	February 8, 2006	Amendment No. 2 to the Report on Form 8-K originally filed on June 27, 2005, amending and restating the unaudited pro forma financial statements of Clyvia Technology GmbH for the period ended April 30, 2005.

January 10, 2006	March 1, 2006	Item 1.01 – Entry into Agreement to purchase land in Wegberg, Germany.

May 4, 2006	May 8, 2006	Item 3.02 – Unregistered sales of equity securities.

June 5, 2006	June 9, 2006	Item 4.01 – Changes in certifying accountant

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLYVIA INC.

		By:	/s/ Walter P.W. Notter
Date:	June 17, 2006		WALTER P.W. NOTTER
President, Treasurer, Chief Executive Officer
and Chief Financial Officer
Director
(Principal Executive Officer
and Principal Accounting Officer)