Form 10QSB
period 2006-07-31
CLYVIA INC
filed 2006-09-14
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2006

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________________ to ________________

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 12, 2006, the Issuer had 101,194,379 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS.

CLYVIA INC.

(formerly Rapa Mining Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

July 31, 2006
(Unaudited)

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

July 31,
2006

ASSETS

Current Assets
Cash and cash equivalents	$631,016
Other receivables	182,541
Loan receivable –related party (Note 7)	-
Prepaid expenses	81,277
Deferred tax asset, less valuation allowance $410,607	-
Total Current Assets	894,834

Property, plant and equipment (Note 4)	2,571,221

Total Assets	$3,466,055

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$634,597
Total Current Liabilities	634,597

Loan payable (Note 5)	190,541

Total Liabilities	825,138

Commitments (Note 11)

Stockholders’ Equity
Common stock (Note 8)
Authorized
525,000,000 common shares, par value $0.001
Issued and outstanding
101,194,379 common shares	101,194
Additional paid-in capital	11,142,489
Accumulated other comprehensive income:
Foreign currency cumulative translation adjustment	308,523
Deficit accumulated during the development stage	(8,911,289)

Total Stockholders’ Equity	2,640,917

Total Liabilities and Stockholders’ Equity	$3,466,055

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six	Six	Three	Three
	From Inception	Months	Months	Months	Months
	December 21,	Ended	Ended	Ended	Ended
	2004) to July 31,	July 31,	July 31,	July 31,	July 31,
	2006	2006	2005	2006	2005

REVENUES	$7,220	$7,220	$-	$7,220	$-

EXPENSES

Professional and management fees	686,793	190,437	122,295	90,066	82,256
Other operating expenses	530,979	299,229	16,944	175,296	15,832
Stock-based compensation	7,468,845	-	7,468,845	-	7,468,845
Foreign currency loss	256,192	1,465	433,333	932	433,333

	8,942,809	491,131	8,041,417	266,294	8,000,266

LOSS BEFORE OTHER ITEMS
AND INCOME TAXES	(8,935,589)	(483,911)	(8,041,417)	(259,074)	(8,000,266)

OTHER ITEMS
Interest income	18,862	12,741	118	6,544	-
Miscellaneous income	7,224	65	-	-	-

LOSS BEFORE INCOME TAXES	(8,909,503)	(471,105)	(8,041,299)	(252,530)	(8,000,266)

Provision for income taxes	1,786	1,786	-	1,786	-

NET LOSS	(8,911,289)	(472,891)	(8,041,299)	(254,316)	(8,000,266)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	308,523	39,694	432,938	11,243	434,091

COMPREHENSIVE LOSS	$(8,602,766)	$(433,197)	$(7,608,361)	$(243,073)	$(7,566,175)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.00)	$(0.14)	$(0.00)	$(0.11)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		100,700,437	57,155,346	101,071,255	71,037,747

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From Inception	Six	Six
	(December 21,	Months	Months
	2004) to	Ended	Ended
	July 31,	July 31,	July 31,
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,911,289)	$(472,891)	$(8,041,299)
Adjustments to reconcile net income to cash used in development stage activities:
Stock-based compensation	7,468,845	-	7,468,845
Amortization	14,757	10,011	-
Change in operating assets and liabilities
Decrease (increase) in other receivables	(182,073)	(101,288)	(2,933)
Decrease (increase) in prepaid expenses	(78,339)	(6,405)	(16,700)
Increase in accounts payable and accrued liabilities	578,847	105,581	75,320

Net cash used in operating activities	(1,109,252)	(464,992)	(516,767)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of capital assets	(2,585,978)	(2,267,920)	-

Net cash used in investing activities	(2,585,978)	(2,267,920)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances to related parties, net of repayments	-	24,686	-
Cash acquired from Clyvia Inc.	7,654	-	-
Issuance of common stock for cash	3,788,467	1,000,000	755,000
Proceeds from loan payable	190,541	190,541	-

Net cash provided by financing activities	3,986,662	1,215,227	755,000

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH AND CASH EQUIVALENTS DURING THE PERIOD	339,584	59,183	430,776

NET INCREASE (DECREASE) IN CASH	631,016	(1,458,502)	669,009

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	2,089,518	33,594

CASH AND CASH EQUIVALENTS, END OF PERIOD	$631,016	$631,016	$702,603

CASH PAID FOR:

Interest	$541	$541	$-

Income taxes	$1,786	$1,786	$-

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2006

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Clyvia Inc. (formerly Rapa Mining Inc.) (the “Company”) was incorporated on December 11, 2003, under the Laws of the State of Nevada and was in the business of exploring mineral properties. Effective June 16, 2005, the Company acquired 100% of the issued and outstanding shares of Clyvia Technology GmbH (“Clyvia Technology”), a company engaged in the development of a process known as catalytic depolymerization to produce fuel from various forms of waste materials including plastics. The Company has abandoned its mineral property acquisition and exploration business in order to focus its resources on the development of Clyvia Technology’s proprietary technology. The Company is considered to be a development stage company, as it has not generated significant revenues from operations.

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at July 31, 2006 and for all periods presented, have been included. Interim results for the period ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
July 31, 2006

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
July 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Prepaid expenses

Prepaid expenses consist primarily of prepaid rent and a deposit on equipment.

(e) Other receivables

Other receivables consist primarily of Value Added Tax in Germany.

(f) Property, plant and equipment

Property, plant and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized.

The Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

Office equipment	3-5 years
Plant equipment	2-10 years
Building	33.33 years

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
July 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(i)	Fair value of financial instruments

The Company's financial instruments consist of cash and cash equivalents, other receivables, loan receivable, accounts payable and accrued liabilities and loan payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of July 31, 2006 and 2005, the 6,050,000 options outstanding have been excluded from diluted loss per share as they were anti-dilutive.

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
July 31, 2006

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2006

4.	PROPERTY, PLANT AND EQUIPMENT

July 31,
2006

Office equipment	$61,289
Plant equipment	1,504,178
Building	867,602
Land	152,909

2,585,978
Accumulated depreciation	(14,757)

Net book value	$2,571,221

During the period ended July 31, 2006, the Company did not amortize $1,470,753 of plant equipment as utilization of the equipment began subsequent to period-end.

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

5.	LOAN PAYABLE

During the three months ended July 31, 2006, a loan were granted from a company for $190,000. The loan bears interest at 8% per annum, compounded annually, and is due July 18, 2008.

6.	LICENSING AGREEMENT

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2006

7.	RELATED PARTY TRANSACTIONS

At July 31, 2006, included in accounts payable is Euro 986 (US $1,257) owed to a company with common directors and officers of Clyvia Technology for the use of a vehicle. Vehicle costs paid for the six and three months ended July 31, 2006 totaled Euro 6,233 (US $7,692) and Euro 2,631 (US $3,344) respectively.

At July 31, 2006, included in accounts payable is $84 owed to a former officer and director of the Company.

On December 15, 2005, a loan was granted to a company with common directors of Clyvia Technology for Euro 20,000 (US $25,256). On February 1, 2006, a loan for Euro 30,000 (US $37,884) was granted to the same company. The loans bear interest at 5% per annum and are due on June 15, 2006 and August 1, 2006 respectively. The loans were repaid during the six months ended July 31, 2006. Interest income received from the company for the six and three months ended July 31, 2006 totaled Euro 542 (US $654) and Euro 542 (US $654) respectively.

On February 6, 2006, a loan was granted to a significant shareholder of the Company for Euro 3,000 (US $3,788). The loan bears interest at 5% per annum and is due on August 6, 2006. The loan was repaid during the three months ended April 30, 2006. Interest income received from the company for the three months ended April 30, 2006 totaled Euro 31 (US $38).

Management fees paid to an officer and director of the Company for the six and three months ended July 31, 2006 totaled Euro 45,000 (US $55,608) and Euro 22,500 (US $28,516) respectively. Consulting fees paid to an officer of the Company for the six and three months ended July 31, 2006 totaled $6,000 and $3,000 respectively. Wages paid to officers and directors of Clyvia Technology for the six and three months ended July 31, 2006 totaled Euro 52,500 (US $65,053) and Euro 26,250 (US $33,367) respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

8.	COMMON STOCK

The Company’s articles of incorporation allow it to issue up to 525,000,000 shares of common stock, par value $0.001. Effective February 18, 2005, the Company effected a stock split of its common stock by issuing seven new shares for every one old share. Except as otherwise stated to the contrary in these financial statements, all references to shares and prices per share have been adjusted to give retroactive effect to the stock split.

On December 21, 2004, the Company issued 42,805,000 shares of common stock for total proceeds of $33,467 (25,000 Euro).

On June 16, 2005, the Company acquired all the issued and outstanding stock of Clyvia Technology, which was accounted for as a recapitalization of the Clyvia Technology (Note 1) in exchange for 55,000,000 shares of common stock. The issued number of shares of common stock is that of the Company with adjustments made for differences in par value between the Company and Clyvia Technology.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2006

8.	COMMON STOCK (continued)

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

On May 4, 2006, the Company sold 442,478 units at a price of $1.13 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $500,000. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $1.13 per share for a period of two years from the date of closing.

On May 5, 2006, the Company sold 217,391 units at a price of $1.15 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $250,000. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $1.15 per share for a period of two years from the date of closing.

On June 12, 2006, the Company sold 217,391 units at a price of $1.15 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $250,000. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $1.15 per share for a period of two years from the date of closing.

9.	STOCK OPTIONS AND WARRANTS

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2006

9.	STOCK OPTIONS AND WARRANTS (continued) Stock Options

		Weighted
		Average
	Number	Exercise Price

Options outstanding, beginning of the period	6,050,000	$1.09
Granted	-
Exercised	-
Expired	-
Options outstanding July 31, 2006	6,050,000	$1.09

On July 11, 2005, the Company granted stock options to officers, directors and consultants under the 2005 Stock Option Plan, to acquire a total of 6,050,000 shares of common stock exercisable at a price of $1.09 per share up to July 11, 2010.

A summary of stock options outstanding at July 31, 2006, is as follows:

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2006

9.	STOCK OPTIONS AND WARRANTS (continued)

The Company recognized stock-based compensation of $7,468,845, being the fair value of the options granted.

Warrants

Date	Issued	Outstanding	Exercise Price	Expiry Date

June 28, 2005	305,555	305,555	$ 1.08	June 27, 2007
July 27, 2005	404,762	404,762	$ 1.05	July 26, 2007
December 15, 2005	1,801,802	1,801,802	$ 1.35	December 15, 2007
May 4, 2006	442,478	442,478	$ 1.13	May 4, 2008
May 5, 2006	217,391	217,391	$ 1.15	May 5, 2008
June 12, 2006	217,391	217,391	$ 1.15	June 12, 2008

10.	SEGMENT INFORMATION

The Company’s operations following the acquisition of Clyvia Technology were conducted in one reportable segment, being the development and commercialization of the process known as catalytic depolymerization, in Germany.

11.	COMMITMENTS

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

On July 1, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective July 1, 2005, to pay monthly management fees of 2,300 Euro (US $2,781) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year. On November 23, 2005, Clyvia Technology increased the monthly management fee to 5,000 Euro (US $6,047) effective January 1, 2006 (Note 12).

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2006

11.	COMMITMENTS (continued)

On November 24, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective January 1, 2006, to pay monthly management fees of 3,750 Euro (US $4,535) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract period is indefinite, may be terminated with one year notice and terminates at the age of 65 (Note 12).

12.	SUBSEQUENT EVENTS

On August 16, 2006, the Company granted stock options to a consultant under the 2005 Stock Option Plan, to acquire a total of 100,000 shares of common stock exercisable at a price of $1.00 per share up to August 16, 2011.

On August 16, 2006, the Company adopted a second stock incentive plan (the “2006 Stock Option Plan”) to provide incentives to employees, directors and consultants. The 2006 Stock Plan provides for the issuance of up to 6,000,000 options with a maximum term of five years. The maximum aggregate number of shares that may be optioned under the 2006 Stock Option Plan will be increased effective the first day of each of the Company’s fiscal quarters, beginning with the fiscal quarter commencing November 1, 2006, up to a maximum of 10% of the outstanding shares on the first day of the applicable quarter.

On August 16, 2006, the Company granted stock options to officers and directors under the 2006 Stock Option Plan, to acquire a total of 2,500,000 shares of common stock exercisable at a price of $1.00 per share up to August 16, 2011. In conjunction with the 2,500,000 options granted, two directors and officers of Clyvia Technology agreed to amend their employment contracts to cancel their management bonuses of 1.5% of the selling price for each system sold in exchange for the granting of 1,000,000 options each.

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Clyvia” mean Clyvia Inc. (formerly “Rapa Mining Inc.”) unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six month period ended July 31, 2006 and changes in our financial condition from January 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended January 31, 2006.

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

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments have occurred since the completion of our fiscal quarter ended April 30, 2006:

1.

Effective May 4, 2006, we completed a private placement financing consisting of 442,478 units at a price of $1.13 per unit for total proceeds of $500,000. Each unit consists of one share of our common stock and one share purchase warrant to acquire one additional share of our common stock at a price of $1.13 per share. Each share purchase warrant is exercisable for a period of two years from the date of closing. This private placement had been expected to close on or before March 31, 2006, however closing was delayed until May 4, 2006 due to delays in obtaining executed subscription documentation from the placees. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. We did not engage in a distribution of this offering in the United States.

The investor represented to us that it was not a US person as defined in Regulation S and that it was acquiring our securities for investment purposes only and not with a view towards distribution. No underwriting discounts or commissions were involved.

2.

Effective May 5, 2006, we completed a private placement financing consisting of 217,391 units at a price of $1.15 per unit for total proceeds of $250,000. Each unit consists of one share of our common stock and one share purchase warrant to acquire one additional share of our common stock at a price of $1.15 per share. Each share purchase warrant is exercisable for a period of two years from the date of closing. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. We did not engage in a distribution of this offering in the United States. The investor represented to us that it was not a US person as defined in Regulation S and that it was acquiring our securities for investment purposes only and not with a view towards distribution. No underwriting discounts or commissions were involved.

3.	We announced in May, 2006, that we had been granted a patent by the German Patent and Trademark Office for the Fuel Technology.

4.	On June 5, 2006, we changed our principal independent accountants from Dohan and Company, PA, Certified Public Accountants, to Davidson & Company LLP, Chartered Accountants.

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

6.

Effective on June 12, 2006, we completed an additional private placement for an additional 217,391 units, also at a price of $1.15 per unit for total proceeds of $250,000. Each unit consists of one share of our common stock and one share purchase warrant to acquire one additional share of our common stock at a price of $1.15 per share. Each share purchase warrant is exercisable for a period of two years from the date of closing. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. We did not engage in a distribution of this offering in the United States. The investor represented to us that it was not a US person as defined in Regulation S and that it was acquiring our securities for investment purposes only and not with a view towards distribution. No underwriting discounts or commissions were involved.

7.

In July, 2006, we received a license from the Staatliches Umweltamt Aachen (the Aachen State Environmental Protection Agency) to continuously operate our pilot plant in Wegberg- Wildenrath, Germany. This license allows us to operate the pilot plant 24 hours a day, 7 days a week.

8.

In August, 2006, we announced that we had successfully completed our first large-scale trial run for manufacturing diesel from waste oil. During the test run, our pilot plant converted 3 metric tons (approximately 3.3 US tons) of waste oil into 2,000 liters (approximately 528 US gal.) of light heating fuel. Light heating fuel is chemically identical to diesel fuel. The diesel produced during the test run was submitted to an external independent laboratory to confirm whether it complies with DIN EN 590 (the European standard for diesel fuel). The results of the tests run by the independent laboratory were generally positive. All of the requirements of

DIN EN 590 were met, with two exceptions, neither of which pose significant technical hurdles. First, The output fuel had a cetane number (similar to an octane number for gasoline) of 47. Under European requirements, the minimum cetane number is 51, although in the United States the minimum cetane number is 41. In order to raise the cetane levels of the outputs, we will adjust the temperature used in the distillation process. If the cetane levels are again too low, we will raise the cetane levels to an acceptable level by inserting additives in the refinery process. In addition, the sulphur content of the output fuel was 2160 ppm. The maximum allowable is 50 ppm. We have determined that, by dehydrating the waste oil prior to input into the reactor system, we should be able to achieve the lower sulfur levels. The high sulfur levels are not present when plastic is used as the input material.

9.

In August, 2006, we announced that we had also successfully completed our first large-scale trial run for converting plastics into diesel. During this test run, our pilot plant converted 3 metric tons (approximately 3.3 US tons) of plastic into 2,000 liters (approximately 528 US gal.) of diesel fuel. During this test run, a mixture of three kinds of plastics were used: plastic sheeting used for agricultural purposes, industrial waste plastics produced during the manufacture of electric fencing, and plastic materials sorted from domestic waste collection. Although a mixture of different plastics was used in the trial run, we expect that, once the plant begins permanent operations, the various types of plastics will be processed individually in order to allow greater control over the quality of the output. We conducted a number of internal tests on the output from this test run, including gas chromatograph tests and measurements on the density, cetane level and flashpoint level. These tests indicated that the output matched the requirements of DIN EN 590, with the one exception that the output fuel again had a cetane number below the minimum European requirement of 51. Again, we do not feel that this poses a significant technical hurdle. We believe that by adjusting the temperature used in the distillation process, we can raise the cetane levels of the output fuel. If, after making this adjustment, the cetane levels are again too low, we will use additives in the refinery process to increase the cetane numbers to an acceptable level.

10.

Effective on August 9, 2006, Clyvia Technology entered into a supplemental agreement (the “HII Supplemental Agreement”) to its exclusive distribution agreement (the “HII Agreement”) dated November 8, 2005 with HII GmbH Industrieanlagen Bau und Beratung (“HII”). Pursuant to the terms of the HII Supplemental Agreement, Clyvia Technology is obligated to require its customers not to directly or indirectly sell any equipment or machinery purchased from Clyvia Technology into any of the countries to which the exclusivity provisions of the HII Agreement apply, and to charge a penalty of EUR 2,000,000 to the customer if those restrictions are violated. Clyvia Technology will then be required to forward any penalty collected to HII.

11.

On August 16, 2006, we adopted our 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan, options may be granted for a maximum of 6,000,000 shares of our common stock. The maximum number of shares that may be optioned under the 2006 Plan will be increased each fiscal quarter by an amount equal to 10% of the total increase in the number of shares of common stock outstanding or such lesser amount as may be determined by our board of directors. Options may be granted under the 2006 Plan to any officer, director or employee of our Company or any entity controlled by us. Options may also be granted to consultants who provide services to us or an entity controlled by us, so long as the consultant is a natural person, renders bona fide services to us not in connection with the offer and sale our securities in capital raising transactions, and does not directly or indirectly promote or maintain a market for the Company’s securities. The minimum exercise price at which options may be granted under the 2006 Plan is 75% of the fair market value of our common stock as of the grant date.

For purpose of the 2006 Plan, fair market value is equal to the average price of our common stock over the previous 20 trading days.

12.

Also effective on August 16, 2006, we approved the grant of options to acquire an aggregate of 500,000 shares of our common stock under the 2006 Plan to Walter Notter, our Chief Executive Officer, President, Chief Financial Officer and Treasurer, and 1,000,000 shares of our common stock to each of Manfred Sappok and Dieter Wagels, the managing directors of Clyvia Technology. Each of the options granted are exercisable at a price of $1.00 per share and expire on August 16, 2011. Should any of the grantees cease to act for the Company, the options may be terminated early, provided that the options will not be subject to early termination if the grantee ceases to act for the Company in his current capacity, but continues to act for the Company in another capacity.

13.

In conjunction with the above option grants to each of Mr. Sappok and Mr. Wagels, Mr. Sappok and Mr. Wagels agreed to amend the terms of their employment agreement with Clyvia Technology. Under the original terms of their employment agreements, Mr. Sappok and Mr. Wagels were each to receive management bonuses equal to 1.5% of the selling price of any recycling/fuel processing systems sold by Clyvia Technology. In exchange for the above options granted by the Company, Mr. Sappok and Mr. Wagels have agreed to forgo their rights to the management bonus.

PLAN OF OPERATION

Now that construction of the pilot plant has been completed, we are working on final testing and commissioning of the pilot plant. We completed two large scale test runs on the pilot plant at the end of July, 2006. During these test runs, large scale quantities of plastics and waste oils were converted into diesel fuel. Once these test runs were completed, the component parts of the pilot plant’s reactor were dismantled in order to conduct functional diagnostics on the reactor parts, run tests the residues on the interior of the reactor parts and to check for deposits within the reactor. These tests were completed one week later.

Our next series of tests will focus on increasing the cetane number of the output fuel produced by our Fuel Technology and decreasing the sulfur content of the fuel produced when waste oil is used as the input product. We do not believe that either of these pose major technical hurdles. In order to increase the cetane levels, we will adjust the temperature used in the distillation process. If necessary, we will also insert additives to the output fuel during the refinery process. In order to decrease the sulfur content when waste oil is used as the input product, we will dehydrate the waste oil prior to processing. The sulfur content of the fuel produced using plastic as the input material did not exceed required levels. We expect to complete these tests within the next couple of months.

We have also begun focusing on marketing and selling the Fuel Technology. Our marketing and sales program involves the following:

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

We anticipate spending approximately €2,000,000 (approximately $2,400,000US) in pursuing the above plan of operation over the next twelve months. In addition, in May, 2006, we completed two private placement financings for total proceeds of $750,000 and in June, 2006, we completed an additional private placement for $250,000. The proceeds from these private placements are being used by us to fund our plan of operation and as general working capital. With these private placements, and with the revenue that we hope to generate from the operation of the pilot plant and the sale of recycling/processing systems based on our Fuel Technology, we believe that we will have sufficient working capital to meet our anticipated needs for the next twelve months. However, we have not earned any significant revenues to date and there are no assurances that we will be able to do so in the future. In addition, we can not provide any assurances that our actual working capital needs for the next twelve months will not exceed the amounts that we have estimated. If we require additional financing, it is anticipated that such additional financing will likely be in the form of equity financing, as we do not expect there to be substantial debt financing available to us at this stage of our business.

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

Second Quarter and Six Months Summary

	Second Quarter Ended July 31			Six Months Ended July 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$7,220	Nil	n/a	$7,220	Nil	n/a
Expenses	(266,294)	(8,000,266)	(96.7)%	(491,131)	(8,041,417)	(93.9)%
Other Items	6,544	Nil	n/a	12,806	118	n/a
Net Loss	$(252,530)	$(8,000,266)	(96.8)%	$(471,105)	$(8,041,299)	(94.1)%
Before Taxes

Revenue

During the period ended July 31, 2006, we earned nominal revenues of $7,220. This is the first time that we have earned revenues from our operations. These revenues represent amounts charged to FOCUS mbH & Co. Bau und Boden KG (“Focus”) for completing a test run through our pilot plant of sample materials for a potential order for a recycling/processing system based on the Fuel Technology. This test run was in addition to the two large scale test runs described above. We have an exclusive distribution agreement with Focus, under which we have agreed to allow Focus to act as our exclusive distributor for recycling/processing systems based on the Fuel Technology within the regions 50 km inland from the Baltic Sea coastlines of Poland, Lithuania, Latvia, Estonia, Finland, Sweden, Norway and Russia. Although we conducted the test run of the sample materials provided by Focus, we have not sold any recycling/processing systems to Focus or any other parties and there are no assurances that we will be able to do so in the future. We are presently still in the development stage of our business.

We have completed the construction of our pilot plant, however we are still in the process of testing the pilot plant and are in the initial stages of marketing our Fuel Technology and recycling/processing plants based on that technology. Although we have entered into a number of distribution agreements for recycling/processing plants based on our Fuel Technology, there are no assurances that these agreements will result in any sales of our products or that we will be able to otherwise earn any significant revenues.

Operating Expenses

Our operating expenses for the quarterly periods ended July 31, 2006 and 2005 consisted of the following:

	Second Quarter Ended July 31			Six Months Ended July 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Professional and	$90,066	$82,256	(9.5)%	$190,437	$122,295	n/a
Management Fees
Other Operating Expenses	175,296	15,832	1,007.4%	299,229	16,944	1,666.0%
Stock Based	--	7,468,845	(100.0)%	--	7,468,845	(100.0)%
Compensation
Foreign Exchange Loss	932	433,333	(99.8)%	1,465	433,333	(99.7)%
Total Operating Expenses	$266,294	$8,000,266	(96.7)%	$491,131	$8,041,417	(93.9)%

Professional and management fees include amounts incurred by us in meeting our ongoing reporting obligations as well as amounts paid as compensation to our executive officers and the executive officers of Clyvia Technology. Other operating expenses consist primarily of amounts spent on salaries and wages, advertising and travel, as well as amounts accrued on account of depreciation. Other operating expenses during the three and six month periods ended July 31, 2006 increased significantly over the amounts accrued during the same three and six month periods ended in 2005. This increase is largely a result of the fact that during the three and six month periods ended July 31, 2005, our activities were primarily organizational in nature.

The amounts recorded by us as stock-based compensation during the three and six months ended July 31, 2005 represent the fair value of options to purchase up to 6,050,000 shares of our common stock granted by us pursuant to our 2005 Stock Option Plan in July, 2005.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At July 31, 2006	At January 31, 2006	Increase / (Decrease)
Current Assets	$894,934	$2,261,270	(60.4)%
Current Liabilities	(634,597)	(500,469)	(26.8)%
Working Capital Surplus	$260,237	$1,760,801	(85.2)%

As at July 31, 2006, we had cash and cash equivalents in the amount of $631,016. The decrease in our current assets from our year end of January 31, 2006 is largely attributable to amounts spent by us in connection with the construction and testing of our pilot plant facility in Wegberg, Germany and to the fact that we had only nominal revenue and limited sources of financing. As a result of the amounts spent on the construction of this facility, our long-term assets, in the form of property, plant and equipment, increased from $313,312 at our January 31, 2006 year end, to $2,571,221 at July 31, 2006.

The increase in our current liabilities is largely attributable to amounts owed in connection with the construction of our pilot plant facility.

Cash Flows
	Six Months Ended July 31
	2006	2005
Cash Flows used in Operating Activities	$(464,992)	$(516,767)
Cash Flows from (used in) Investing Activities	(2,267,920)	Nil
Cash Flows from Financing Activities	1,215,227	755,000
Effect of Foreign Currency Translation	59,183	430,776
Net Increase (decrease) in Cash During Period	$(1,458,502)	$669,009

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

The financial statements accompanying this Quarterly Report contemplate our continuation as a going concern. However, we have sustained substantial losses, have a limited operating history and are still in the development stage of our business. It is expected that future financings will be in the form of private placements of our equity securities; however, there is no assurance that we will be able to raise the necessary capital to continue our operations. In May, 2006, we completed two additional private placements for total proceeds of $750,000. In June, 2006, we completed an additional private placement for $250,000. With these private placements, and with the revenue that we hope to generate from the operation of the pilot plant and the sale of recycling/processing systems based on our Fuel Technology, we believe that we will have sufficient working capital to meet our anticipated needs for the next twelve months. However, we have not earned any significant revenues to date and there are no assurances that we will be able to do so in the future. In addition, we can not provide any assurances that our actual working capital needs for the next twelve months will not exceed the amounts that we have estimated. If our actual working capital requirements are substantially greater than we have anticipated, then we may be required to seek additional financing.

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

With these private placements, and with the revenue that we hope to generate, we believe that we will have sufficient working capital to meet our anticipated needs for the next twelve months. However, we have not earned any significant revenues to date and there are no assurances that we will be able to do so in the future. In addition, there are no assurances that our actual working capital needs for the next twelve months will not exceed our estimates of those needs. If our actual working capital requirements are substantially greater than we have anticipated and/or we are not able to earn significant revenues, then we may be required to seek additional financing. We currently do not have any financing arrangements in place and there is no assurance that we will be able to acquire sufficient financing on terms acceptable to us or at all. If sufficient financing is not available or obtainable when and if required, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

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

We May Experience Delays In The Full Operation Of Our Pilot Plant For The Fuel Technology

Construction of the plant was finished at the end of May, 2006. In July, 2006, we conducted two large scale test runs of our pilot plant. We are still in the process of conducting tests and diagnostics on the pilot plant and its component parts. We expect the system to become fully operational within the next one to two months. However, construction projects of this type often experience delays and technical difficulties. These factors may include, but are not limited to, factors such as the availability of outside contractors, materials and equipment. Even if we are able to operate the pilot plant as scheduled, there are no assurances that the pilot plant will perform as expected.

Limited Operating History, Risks Of A New Business Venture

Clyvia Technology was formed on December 21, 2004, and as such, does not have an operating history upon which future performance may be assessed.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that our business will prove to be successful, and there can be no assurance that we will generate any significant operating revenues or ever achieve profitable operations.

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

PART II - OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS.

None.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the end of our fiscal quarter ended April 30, 2006, we have completed private placement sales of our equity securities for total proceeds of $1,000,000. A description of these private placements is contained in Part I, Item 2 of this Form 10-QSB under the heading “Recent Corporate Developments.”

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                     OTHER INFORMATION.

On September 13, 2006, we modified the terms of our amendment agreements for Clyvia Technology’s employment contracts with Manfred Sappok and Dieter Wagels. The amendment agreements were modified to provide that the 1,000,000 options granted to each of Mr. Sappok and Mr. Wagels will continue to be exercisable should they cease to be employed by Clyvia Technology. Copies of the modified amendment agreements are filed as exhibits to this report.

Except as otherwise disclosed above or elsewhere in this Quarterly Report, all information required to be disclosed in a Current Report on Form 8-K during the period covered by this Quarterly Report has been previously disclosed by the filing of such reports on Form 8-K.

ITEM 6.                     EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change.(5)

3.3	Articles of Amendment changing name from Rapa Mining Inc. to Clyvia Inc. (9)

3.4	By-Laws.(1)

10.1	Mineral Property Option Agreement.(1)

10.2	Amendment Agreement to Mineral Property Option Agreement.(4)

10.3	Escrow Agreement.(2)

10.4	Amended Escrow Agreement.(3)

10.5	Share Purchase Agreement between Clyvia Capital Holding GmbH, Rapa Mining Inc., Clyvia Technology GmbH and Brian Cheston, dated for reference the 7th day of April, 2005.(7)

Exhibit
Number	Description of Exhibit

10.6	License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English).(9)

10.7	Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of June 30th, 2005.(9)

10.8	Amendment to Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of July 11, 2005.(9)

10.9	Memorandum of Understanding Between Clyvia Technology GmbH and Wong Chee Wah.(10)

10.10	Property Purchase Agreement between Clyvia Technology GmbH (German subsidiary of Clyvia) and Stadtentwicklungsgesellschaft der Stadt Wegberg mbH (translated from German to English). (11)

10.11	Agreement between Clyvia Technology GmbH and HII GmbH Industrieanlagen Bau und Beratung (translated from German to English).(12)

10.12	Letter dated May 2, 2006 from Clyvia Technology GmbH to HII GmbH (translated from German to English). (12)

10.13	Exclusive Distribution Contract between Clyvia Technology GmbH and Bureau Wiebes & Partners Ltd. (translated from German to English). (12)

10.14	Exclusive Distribution Contract between Clyvia Technology GmbH and Energy Recycling Systems Sarl (translated from German to English). (12)

10.15	Exclusive Distribution Contract between Clyvia Technology GmbH and Grundstuecksgesellschaft FOCUS mbH & Co. Bau und Boden KG (translated from German to English). (12)

10.16	Letter Agreement amending the scope of non-exclusive distribution rights granted to Energy Recycling Systems Sarl (translated from German to English). (12)

10.17	Amended License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English). (12)

10.18	2005 Stock Option Plan.(8)

10.19	2006 Stock Option Plan.(13)

10.20	Non-Qualified Stock Option Agreement between Clyvia Inc. and Walter Notter dated effective as of August 16, 2006.(13)

10.21	Non-Qualified Stock Option Agreement between Clyvia Inc. and Manfred Sappok dated effective as of August 16, 2006.(13)

10.22	Non-Qualified Stock Option Agreement between Clyvia Inc. and Dieter Wagels dated effective as of August 16, 2006.(13)

10.23	Employment Contract between Clyvia Technology GmbH and Manfred Sappok (translated from German to English).(13)

10.24	Letter from Clyvia Technology GmbH to Manfred Sappok – Salary Increase (translated from German to English).

Exhibit
Number	Description of Exhibit

10.25	Amendment Agreement to Employment Contract between Clyvia Technology GmbH, Manfred Sappok and Clyvia Inc.

10.26	Employment Contract between Clyvia Technology GmbH and Dieter Wagels (translated from German to English).(13)

10.27	Amendment Agreement to Employment Contract between Clyvia Technology GmbH, Dieter Wagels and Clyvia Inc.

14.1	Code of Ethics.(6)

21.1	List of Subsidiaries.(12)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16, 2004.
(2)	Filed with the SEC as an exhibit to Amendment No. 3 to our Registration Statement on Form SB-2/A filed on July 19, 2004.
(3)	Filed with the SEC as an exhibit to Amendment No. 4 to our Registration Statement on Form SB-2/A filed on August 10, 2004.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 30, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 18, 2005.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 2, 2005.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 18, 2005.
(8)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on August 25, 2005.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 23, 2005.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on December 23, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 1, 2006.
(12)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 16, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 28, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLYVIA INC.

Date:	September 14, 2006	By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
President, Treasurer,
Chief Executive Officer and Chief Financial Officer
Director
(Principal Executive Officer
and Principal Accounting Officer)