Form 10QSB
period 2006-10-31
CLYVIA INC
filed 2006-12-20
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 19, 2006, the Issuer had 102,351,779 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

CLYVIA INC.

(formerly Rapa Mining Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

October 31, 2006
(Unaudited)

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

October 31,
2006

ASSETS

Current Assets
Cash and cash equivalents	$60,712
Other receivables	87,663
Loan receivable –related party (Note 7)	-
Prepaid expenses	70,032
Deferred tax asset, less valuation allowance $593,000	-
Total Current Assets	218,407

Property, plant and equipment (Note 4)	2,751,728

Total Assets	$2,970,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$442,068
Total Current Liabilities	442,068

Loan payable (Note 5)	194,373

Total Liabilities	636,441

Commitments (Note 11)

Stockholders’ Equity
Common stock (Note 8)
Authorized
525,000,000 common shares, par value $0.001
Issued and outstanding
101,194,379 common shares	101,194
Additional paid-in capital	13,482,489
Accumulated other comprehensive income:
Foreign currency cumulative translation adjustment	305,798
Deficit accumulated during the development stage	(11,555,787)
Total Stockholders’ Equity	2,333,694

Total Liabilities and Stockholders’ Equity	$2,970,135

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Nine	Nine	Three	Three
	From Inception	Months	Months	Months	Months
	(December 21,	Ended	Ended	Ended	Ended
	2004)to October 31,	October 31,	October 31,	October 31,	October 31,
	2006	2006	2005	2006	2005

REVENUES	$7,220	$7,220	$-	$-	$-

EXPENSES

Professional and management fees	792,106	295,750	206,753	105,313	84,458
Other operating expenses	730,027	498,277	107,366	199,048	90,422
Stock-based compensation	9,808,845	2,340,000	7,468,845	2,340,000	-
Foreign currency loss	256,276	1,549	441,048	84	7,715

	11,587,254	3,135,576	8,224,012	2,644,445	182,595

LOSS BEFORE OTHER ITEMS
AND INCOME TAXES	(11,580,034)	(3,128,356)	(8,224,012)	(2,644,445)	(182,595)

OTHER ITEMS
Interest income	20,802	14,681	118	1,940	-
Miscellaneous income	7,224	65	-	-	-

LOSS BEFORE INCOME TAXES	(11,552,008)	(3,113,610)	(8,223,894)	(2,642,505)	(182,595)

Provision for income taxes	(3,779)	(3,779)	-	(1,993)	-

NET LOSS	(11,555,787)	(3,117,389)	(8,223,894)	(2,644,498)	(182,595)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	305,798	36,969	431,493	(2,725)	(1,445)

COMPREHENSIVE LOSS	$(11,249,989)	$(3,080,420)	$(7,792,401)	$(2,647,223)	$(184,040)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.03)	$(0.12)	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		100,866,893	70,892,040	101,194,379	98,515,317

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From Inception	Nine	Nine
	(December 21,	Months	Months
	2004) to	Ended	Ended
	October 31,	October 31,	October 31,
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,555,787)	$(3,117,389)	$(8,223,894)
Adjustments to reconcile net income to cash used in development stage activities:
Stock-based compensation	9,808,845	2,340,000	7,468,845
Amortization	29,406	24,660	12,123
Change in operating assets and liabilities
Decrease (increase) in other receivables	(90,257)	(9,472)	(37,216)
Decrease (increase) in prepaid expenses	(67,580)	4,354	(105,868)
Increase (decrease) in accounts payable and accrued liabilities	392,824	(80,442)	109,936

Net cash used in operating activities	(1,482,549)	(838,289)	(776,074)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of capital assets	(2,781,134)	(2,463,076)	(47,002)

Net cash used in investing activities	(2,781,134)	(2,463,076)	(47,002)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances to related parties, net of repayments	-	24,686	(2,478)
Cash acquired from Clyvia Inc.	7,654	-	40,000
Issuance of common stock for cash	3,788,467	1,000,000	755,000
Proceeds from loan payable	194,373	194,373	-

Net cash provided by financing activities	3,990,494	1,219,059	792,522

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH AND CASH EQUIVALENTS DURING THE PERIOD	333,901	53,500	430,755

NET INCREASE (DECREASE) IN CASH	60,712	(2,028,806)	400,201

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	2,089,518	33,594

CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,712	$60,712	$433,795

CASH PAID FOR:

Interest	$3,831	$3,831	$-

Income taxes	$3,779	$3,779	$-

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2006

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required by the accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at October 31, 2006 and for all periods presented, have been included. Interim results for the period ended October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
October 31, 2006

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

The Company follows the current rate method of translation with respect to its foreign subsidiary. Accordingly, assets and liabilities are translated into US dollars at the period-end exchange rates while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

	(c)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2006

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

The Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

Office equipment	3-5 years
Plant equipment	2-10 years
Laboratory equipment	14 years
Building	33.33 years

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
October 31, 2006

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

Effective January 1, 2006, the Company accounts for stock-based compensation issued to employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share- Based Payment.” which superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and the consensus in Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”

	(k)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of October 31, 2006 and 2005, the 8,650,000 and 6,050,000 options outstanding respectively, have been excluded from diluted loss per share as they were anti-dilutive.

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(n)	Concentration of credit risk

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

In December 2004, the FASB issued SFAS 153 to amend APB Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision of this Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and should be applied prospectively.

On June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20 and FASB Statement 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. SFAS 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS 133 and 140.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(o) Recent accounting pronouncements (continued)

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of SFAS 140.” SFAS 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 also allows an entity to choose either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS 156 is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. (FIN) 46(R).” FIN 46R-6 addresses certain implementation issues related to FIN 46R (revised December 2003), “Consolidation of Variable Interest Entities.” Specifically, FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in FIN 46R-6 prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. The Company will evaluate the impact of this FSP at the time any such “reconsideration event” occurs and for any new entities created.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2006

4.	PROPERTY, PLANT AND EQUIPMENT

October 31,
2006

Office equipment	$78,832
Plant equipment	1,657,487
Laboratory equipment	24,304
Building	867,602
Land	152,909

2,781,134
Accumulated depreciation	(29,406)

Net book value	$2,751,728

During the period ended October 31, 2006, the Company did not amortize $1,621,904 of plant equipment as utilization of the equipment will begin subsequent to period-end.

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

During the nine months ended October 31, 2006, a loan was granted from a third party company for $190,000. The loan bears interest at 8% per annum, compounded annually, and is due July 18, 2008. Interest expense paid for the nine and three months ended October 31, 2006 totaled $3,831 and $541 respectively.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2006

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

In March 2005, Clyvia Technology and the licensor amended the license agreement dated December 23, 2004, to extend the earliest date of termination of the license agreement to December 31, 2017.

In May 2006, Clyvia Technology and the licensor mutually agreed to cancel the terms of their amended license agreement.

7.	RELATED PARTY TRANSACTIONS

At October 31, 2006, included in accounts payable is Euro 1,009 (US $1,284) owed to a company with common directors and officers of Clyvia Technology for the use of a vehicle. Vehicle costs paid for the nine and three months ended October 31, 2006 totaled Euro 8,792 (US $10,946) and Euro 2,559 (US $3,254) respectively.

At October 31, 2006, included in accounts payable is CAD $95 (US $85) owed to a former officer and director of the Company.

At October 31, 2006, included in accounts payable is $410 owed to a director and officer of the Company for reimbursement of expenses.

At October 31, 2006, included in accounts payable is Euro 15,331 (US $19,441) owed to a director and officer of the Company for management fees and reimbursement of expenses.

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2006

7.	RELATED PARTY TRANSACTIONS (continued)

Management fees paid to an officer and director of the Company for the nine and three months ended October 31, 2006 totaled Euro 67,500 (US $84,313) and Euro 22,500 (US $28,705) respectively. Consulting fees paid to an officer of the Company for the nine and three months ended October 31, 2006 totaled $9,000 and $3,000 respectively. Wages paid to officers and directors of Clyvia Technology for the nine and three months ended October 31, 2006 totaled Euro 78,750 (US $98,436) and Euro 26,250 (US $33,382) respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

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

On June 28, 2005, the Company issued 305,555 units at a price of $1.08 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $330,000. Each warrant will entitle the holder to purchase an additional share of the Company’s common stock at a price of $1.08 for a period of two years from the date of issuance of the units.

On July 27, 2005, the Company issued 404,762 units at a price of $1.05 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $425,000. Each warrant will entitle the holder to purchase an additional share of the Company’s common stock at a price of $1.05 for a period of two years from the date of issuance of the units.

On December 15, 2005, the Company issued 1,801,802 units at a price of $1.11 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $2,000,000. Each warrant will entitle the holder to purchase an additional share of the Company’s common stock at a price of $1.35 for a period of two years from the date of issuance of the units.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2006

8.	COMMON STOCK (continued)

On May 4, 2006, the Company issued 442,478 units at a price of $1.13 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $500,000. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $1.13 per share for a period of two years from the date of closing.

On May 5, 2006, the Company issued 217,391 units at a price of $1.15 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $250,000. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $1.15 per share for a period of two years from the date of closing.

On June 12, 2006, the Company issued 217,391 units at a price of $1.15 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $250,000. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $1.15 per share for a period of two years from the date of closing.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2006

9.	STOCK OPTIONS AND WARRANTS

Stock Options

On May 17, 2005, the Company adopted a stock incentive plan (the “2005 Stock Option Plan”) to provide incentives to employees, directors, officers and consultants. The Stock Plan provides for the issuance of up to 6,420,750 options with a maximum term of five years. The maximum aggregate number of shares that may be optioned under the 2005 Stock Option Plan will be increased effective the first day of each of the Company’s fiscal quarters, beginning with the fiscal quarter commencing May 1, 2005, up to a maximum of 15% of the outstanding shares on the first day of the applicable quarter. The plan administrator has sole discretion to establish, waive or modify the vesting terms of the options.

On August 16, 2006, the Company adopted a second stock incentive plan (the “2006 Stock Option Plan”) to provide incentives to employees, directors, officers and consultants. The 2006 Stock Plan provides for the issuance of up to 6,000,000 options with a maximum term of five years. The maximum aggregate number of shares that may be optioned under the 2006 Stock Option Plan will be increased effective the first day of each of the Company’s fiscal quarters, beginning with the fiscal quarter commencing November 1, 2006, up to a maximum of 10% of the outstanding shares on the first day of the applicable quarter. The plan administrator has sole discretion to establish, waive or modify the vesting terms of the options.

		Weighted
		Average
	Number	Exercise Price

Options outstanding, beginning of the period	6,050,000	$1.09
Granted	2,600,000	$1.00
Exercised	-
Expired	-
Options outstanding October 31, 2006	8,650,000	$1.09

On July 11, 2005, the Company granted stock options to directors, officers and consultants under the 2005 Stock Option Plan, to acquire a total of 6,050,000 shares of common stock exercisable at a price of $1.09 per share up to July 11, 2010.

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2006

9.	STOCK OPTIONS AND WARRANTS (continued) Stock Options (continued)

A summary of stock options outstanding at October 31, 2006, is as follows:

		Outstanding Options		Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

2005 Stock Option Plan
$ 1.09	250,000	4.20	$ 1.09	250,000	$ 1.09
$ 1.09	2,000,000	4.20	$ 1.09	2,000,000	$ 1.09
$ 1.09	2,000,000	4.20	$ 1.09	2,000,000	$ 1.09
$ 1.09	200,000	4.20	$ 1.09	200,000	$ 1.09
$ 1.09	700,000	4.20	$ 1.09	700,000	$ 1.09
$ 1.09	700,000	4.20	$ 1.09	700,000	$ 1.09
$ 1.09	200,000	4.20	$ 1.09	200,000	$ 1.09
$ 1.00	100,000	4.79	$ 1.00	100,000	$ 1.00
2006 Stock Option Plan
$ 1.00	1,000,000	4.79	$ 1.00	1,000,000	$ 1.00
$ 1.00	1,000,000	4.79	$ 1.00	1,000,000	$ 1.00
$ 1.00	500,000	4.79	$ 1.00	500,000	$ 1.00

On July 11, 2005, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	3.91%
Dividend yield rate	0.00%
Price volatility	117.00%
Weighted average expected life of options	4.95 years

On August 16, 2006, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.81%
Dividend yield rate	0.00%
Price volatility	110.00%
Weighted average expected life of options	5.0 years

The Company recognized stock-based compensation of $7,468,845 during the nine months ended October 31, 2005 and $2,340,000 during the nine months ended October 31, 2006, being the fair value of the options granted.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2006

9.	STOCK OPTIONS AND WARRANTS (continued) Warrants

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

On July 1, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective July 1, 2005, to pay monthly management fees of 2,300 Euro (US $2,781) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year. On November 23, 2005, Clyvia Technology increased the monthly management fee to 5,000 Euro (US $6,047) effective January 1, 2006. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 9).

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2006

11.	COMMITMENTS (continued)

On November 24, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective January 1, 2006, to pay monthly management fees of 3,750 Euro (US $4,535) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract period is indefinite, may be terminated with one year notice and terminates at the age of 65. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 9).

12.	SUBSEQUENT EVENT

On December 6, 2006, the Company issued 1,157,400 units at a price of Euro 0.432 (US $0.58) per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of Euro 500,000 (US $666,346). Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of Euro 0.44 (US $0.59) per share for a period of one year from the date of closing. A finder’s fee of 10% of the proceeds of the private placement was paid on December 12, 2006 to a company in consideration for its efforts in arranging the private placement.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine month period ended October 31, 2006 and changes in our financial condition from our fiscal year ended January 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended January 31, 2006.

Through our wholly owned subsidiary, Clyvia Technology GmbH (“Clyvia GmbH”), we are in the process of developing a proprietary technology that utilizes a process known as fractional depolymerization to produce diesel fuel and heating oil from various types of recyclable waste materials (the “Fuel Technology”). Once we have completed the development of this technology, we intend to sell recycling/processing systems based on this technology.

RECENT CORPORATE DEVELOPMENTS

In May, 2006, Clyvia GmbH and ECO Impact GmbH (“ECO Impact”) mutually agreed to cancel the terms of their amended License Agreement. A copy of the amended License Agreement was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended January 31, 2006. As a result of the cancellation of the amended License Agreement, we no longer have any interest in the technologies that we had licensed from ECO Impact. This agreement was cancelled as we no longer intend to rely on the technologies previously licensed from ECO Impact, and instead will rely solely on our own technology, for which we have obtained a patent from the German Patent and Trademark Office. No consideration was paid to ECO Impact in exchange for their agreement to cancel the amended License Agreement. The cancellation of the amended License Agreement is not expected to impact the development of our business as our fractional depolymerization pilot plant is, and any future fractional depolymerization recycling/fuel processing plants that we intend to sell, are expected to be, based on our own patented technology and will not incorporate the technologies that were previously licensed from ECO Impact.

The following additional significant corporate developments have occurred since the completion of our fiscal quarter ended July 31, 2006:

1.

In August, 2006, we announced that we had successfully completed our first large-scale trial run for manufacturing diesel from waste oil. During the test run, our pilot plant converted 3 metric tons (approximately 3.3 US tons) of waste oil into 2,000 liters (approximately 528 US gal.) of light heating fuel. Light heating fuel is chemically identical to diesel fuel. The diesel produced during the test run was submitted to an external independent laboratory to confirm whether it complies with DIN EN 590 (the European standard for diesel fuel). The results of the tests run by the independent laboratory were generally positive. All of the requirements of DIN EN 590 were met, with two exceptions, neither of which posed significant technical hurdles. First, the output fuel had a cetane number (similar to an octane number for gasoline) of 47. Under European requirements, the minimum cetane number is 51, although in the United States the minimum cetane number is 41. In addition, the sulfur content of the output fuel was 2160 ppm. The maximum allowable is 50 ppm. Since completing this test run, we have made minor technical modifications to the process. These modifications have raised the cetane levels and reduced the sulfur content of the output fuels to acceptable levels.

2.

In August, 2006, we announced that we had also successfully completed our first large-scale trial run for converting plastics into diesel. During this test run, our pilot plant converted 3 metric tons (approximately 3.3 US tons) of plastic into 2,000 liters (approximately 528 US gal.) of diesel fuel. During this test run, a mixture of three kinds of plastics were used: plastic sheeting used for agricultural purposes, industrial waste plastics produced during the manufacture of electric fencing, and plastic materials sorted from domestic waste collection. Although a mixture of different plastics was used in the trial run, we expect that, once the plant begins permanent operations, the various types of plastics will be processed individually in order to allow greater control over the quality of the output. We conducted a number of internal tests on the output from this test run, including gas chromatograph tests and measurements on the density, cetane level and flashpoint level. These tests indicated that the output matched the requirements of DIN EN 590, with the one exception that the output fuel again had a cetane number below the minimum European requirement of 51. Minor modifications were made to the process. As a result, the cetane levels of the output fuels have been raised to acceptable levels.

3.

Effective on August 9, 2006, Clyvia GmbH entered into a supplemental agreement (the “HII Supplemental Agreement”) to its exclusive distribution agreement (the “HII Agreement”) dated November 8, 2005 with HII GmbH Industrieanlagen Bau und Beratung (“HII”). Pursuant to the terms of the HII Supplemental Agreement, Clyvia GmbH is obligated to require its customers not to directly or indirectly sell any equipment or machinery purchased from Clyvia GmbH into any of the countries to which the exclusivity provisions of the HII Agreement apply, and to charge a penalty of EUR 2,000,000 to the customer if those restrictions are violated. Clyvia GmbH will then be required to forward any penalty collected to HII.

4.

On August 16, 2006, we adopted our 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan, options may be granted for a maximum of 6,000,000 shares of our common stock. The maximum number of shares that may be optioned under the 2006 Plan will be increased each fiscal quarter by an amount equal to 10% of the total increase in the number of shares of common stock outstanding or such lesser amount as may be determined by our board of directors. Options may be granted under the 2006 Plan to any officer, director or employee of our Company or any entity controlled by us. Options may also be granted to consultants who provide services to us or an entity controlled by us, so long as the consultant is a natural person, renders bona fide services to us not in connection with the offer and sale our securities in capital raising transactions, and does not directly or indirectly promote or maintain a market for our securities. The minimum exercise price at which options may be granted under the 2006 Plan is 75% of the fair market value of our common stock as of the grant date. For purposes of the 2006 Plan, fair market value is equal to the average price of our common stock over the previous 20 trading days.

5.

Also effective on August 16, 2006, we approved the grant of options to acquire an aggregate of 500,000 shares of our common stock under the 2006 Plan to Walter Notter, our Chief Executive Officer, President, Chief Financial Officer and Treasurer, and 1,000,000 shares of our common stock to each of Manfred Sappok and Dieter Wagels, the managing directors of Clyvia GmbH. Each of the options granted are exercisable at a price of $1.00 per share and expire on August 16, 2011. Should any of the grantees cease to act for us, the options may be terminated early, provided that the options will not be subject to early termination if the grantee ceases to act for us in his current capacity, but continues to act for us in another capacity.

6.

In conjunction with the above option grants to each of Mr. Sappok and Mr. Wagels, Mr. Sappok and Mr. Wagels agreed to amend the terms of their employment agreement with Clyvia GmbH. Under the original terms of their employment agreements, Mr. Sappok and Mr. Wagels were each to receive management bonuses equal to 1.5% of the selling price of any recycling/fuel processing systems sold by Clyvia GmbH. In exchange for the above options granted by us, Mr. Sappok and Mr. Wagels have agreed to forgo their rights to the management bonus.

7.

In September, 2006, we received a report from the TÜV Rheinland Group (“TÜV”), an independent testing service engaged by us, stating that the storage tanks connected to our fractional depolymerization pilot plant were without any visible defect.

8.

In October, 2006, Energy Recycling Systems Sarl (“ERS”), our exclusive distributor for France, Spain and Portugal, initiated efforts to obtain government licenses and approvals for the construction of fractional depolymerization plants based on the Fuel Technology (the “Clyvia plants”) in France and Spain. ERS has also applied for VAT ratings for the Clyvia plants in France and Spain. ERS has notified Clyvia GmbH that it expects to obtain the necessary license and approvals from the French authorities by the end of December and from the Spanish authorities by the end of February. Once ERS has obtained all of the necessary approvals, it has indicated that it intends to order two Clyvia plants. However, we do not have a binding commitment from ERS for the order of any Clyvia plants. There are no assurances that ERS will be able to obtain all of the necessary licenses and approvals or that ERS will order purchase any Clyvia plants.

9.

In November, 2006, we engaged the services of the TÜV Rheinland Group (“TÜV”), an independent testing service, to examine the functionality of its pilot plant facility in Weberg- Wildenrath, Germany. The purpose of the TÜV examination is to confirm the input and product output claims made by us with respect to our fractional depolymerization system. On November 29, 2006, representatives from TÜV observed as waste oil was fed into the pilot plant’s reactor and converted into diesel fuel. Insider the reactor, the waste oil was cracked at a temperature of 400 degrees Celsius (752 degrees Fahrenheit) before being fed from the reactor’s distilling tower into the product output tank. Several samples were taken during the process and tested by us in our own laboratory facilities. Tests conducted by us demonstrated that the output samples contained the hydrocarbon chain typical for diesel fuel and that the sample’s flashpoint was 95 degrees Celsius (203 degrees Fahrenheit), which is significantly higher than the standards prescribed by DIN EN 590, the European standard for diesel fuel. The measured density and distillation ranges were also within the requirements of DIN EN 590.

A sample of the diesel output was sent to ASG Analytik-Service Gesellschaft mbH, an independent fuel testing service. This sample will be tested by ASG to ensure that it fully complies with DIN EN 590, and with DIN standard EN 51603-1 for domestic fuels. We expect receive the results of ASG’s tests within the next few weeks. We expect TÜV to issue its final report sometime in January.

10.

On December 6, 2006, we completed a private placement financing with a single corporate investor consisting of 1,157,400 units sold at a price of EUR 0.432 (approximately $0.58 US) per unit, for total proceeds of EUR 500,000 (approximately $666,346 US). Each unit consists of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of EUR 0.44 (approximately $0.59 US) per share for a period of one year from the date of issuance. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. We did not engage in a distribution of this offering in the United States. The investor provided representations that it was not a US person as defined in Regulation S, and provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution. A finder’s fee of 10% of the proceeds of the private placement will be paid, in cash, to Rifino International Investment Corp. of Liechtenstein, in consideration for its efforts in arranging the private placement.

PLAN OF OPERATION

We are now in the final stages of testing and commissioning our fractional depolymerization pilot plant. We have completed large scale test runs of the pilot plant and have made minor technical adjustments to increase the cetane levels and reduce the sulfur content in the output fuels to acceptable levels. We have engaged the services of the TÜV Rheinland Group (“TÜV”), an independent testing service, to prepare a report confirming that our pilot plant functions as claimed. We expect to receive TÜV’s final report sometime in January, 2007, with the pilot plant becoming fully operational within the next one to two months.

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

We anticipate spending approximately EUR 2,000,000 (approximately $2,600,000 US) in pursuing the above plan of operation over the next twelve months. During the nine months ended October 31, 2006, we completed private placement financings for total proceeds of $1,000,000. On December 6, 2006, we completed an additional private placement financing for total proceeds, net of commissions, of EUR 450,000 (approximately $599,711 US). However, we currently do not have sufficient working capital to meet our anticipated needs for the next twelve months. We have not earned any significant revenues to date and there are no assurances that we will be able to do so in the future. In addition, we can not provide any assurances that our actual working capital needs for the next twelve months will not exceed the amounts that we have estimated. If we require additional financing, it is anticipated that such additional financing will likely be in the form of equity financing, as we do not expect there to be substantial debt financing available to us at this stage of our business.

Currently, we do not have any additional financing arrangements in place and there are no assurances that we will be able to obtain sufficient additional financing if needed.

RESULTS OF OPERATIONS

Under generally accepted accounting principles, our acquisition of Clyvia GmbH was accounted for as a reverse acquisition. As such, Clyvia GmbH has been treated as the acquiring entity for accounting and financial reporting purposes. As such, the results of our operations presented in this Quarterly Report are presented as a continuation of the operations of Clyvia GmbH, which was incorporated on December 21, 2004, and not the legal acquirer, Clyvia Inc. (formerly Rapa Mining Inc.).

Third Quarter and Nine Months Summary

	Three Months Ended October 31			Nine Months Ended October 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	Nil	Nil	n/a	$7,220	Nil	n/a
Expenses	(2,644,445)	(182,595)	1,348.3%	(3,135,576)	(8,224,012)	(61.9)%
Other Items	1,940	Nil	n/a	14,746	118	12,396.6%
Net Loss Before Taxes	$(2,642,505)	$(182,595)	1,347.2%	$(3,113,610)	$(8,223,894)	(62.1)%

Revenue

During the three months ended July 31, 2006, we earned nominal revenues of $7,220. We did not earn any revenues during the three months ended October 31, 2006. The revenues earned during the three months ended July 31, 2006 was the first time that we had earned revenues from our operations. These revenues represent amounts charged to FOCUS mbH & Co. Bau und Boden KG (“Focus”) for completing a test run through our pilot plant of sample materials for a potential order for a recycling/processing system based on the Fuel Technology. This test run was in addition to the two large scale test runs described above. We have an exclusive distribution agreement with Focus, under which we have agreed to allow Focus to act as our exclusive distributor for recycling/processing systems based on the Fuel Technology within the regions 50 km inland from the Baltic Sea coastlines of Poland, Lithuania, Latvia, Estonia, Finland, Sweden, Norway and Russia. Although we conducted the test run of the sample materials provided by Focus, we have not sold any recycling/processing systems to Focus or any other parties and there are no assurances that we will be able to do so in the future. We are presently still in the development stage of our business.

We have completed the construction of our pilot plant; however we are still in the process of testing the pilot plant and are in the initial stages of marketing our Fuel Technology and recycling/processing plants based on that technology. Although we have entered into a number of distribution agreements for recycling/processing plants based on our Fuel Technology, there are no assurances that these agreements will result in any sales of our products or that we will be able to otherwise earn any significant revenues.

Operating Expenses

Our operating expenses for the quarterly periods ended October 31, 2006 and 2005 consisted of the following:

	Three Months Ended October 31			Nine Months Ended October 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Professional and	$105,313	$84,458	24.7%	$295,750	$206,753	43.0%
Management Fees
Other Operating Expenses	199,048	90,422	120.1%	498,277	107,366	364.1%
Stock Based	2,340,000	--	n/a	2,340,000	7,468,845	(68.7)%
Compensation
Foreign Exchange Loss	84	7,715	(98.9)%	1,549	441,048	(99.7)%
Total Operating Expenses	$2,644,445	$182,595	1,348.3%	$3,135,576	$8,224,012	(61.9)%

Professional and management fees include amounts incurred by us in meeting our ongoing reporting obligations as well as amounts paid as compensation to our executive officers and the executive officers of Clyvia GmbH. Other operating expenses consist primarily of amounts spent on salaries and wages, advertising and travel, as well as amounts accrued on account of depreciation. Other operating expenses during the three and nine month periods ended October 31, 2006 increased significantly over the amounts accrued during the same three and nine month periods ended in 2005. This increase is largely a result of the fact that during the three and nine month periods ended October 31, 2005, our activities were primarily organizational in nature. During the nine months ended October, 31, 2006, we have spent substantial funds on constructing our pilot plant and on developing our business. As such, our other operating expenses have increased correspondingly.

The amounts recorded by us as stock-based compensation during the three months ended October 31, 2006 represent the fair value of options to purchase up to 100,000 shares of our common stock granted pursuant to our 2005 Stock Option Plan in August, 2006 and options to purchase up to 2,500,000 shares of our common stock granted pursuant to our 2006 Stock Option Plan in August, 2006.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At October 31, 2006	At January 31, 2006	Increase / (Decrease)
Current Assets	$218,407	$2,261,270	(90.3)%
Current Liabilities	(442,068)	(500,469)	(11.7)%
Working Capital Surplus (Deficiency)	$(223,661)	$1,760,801	(112.7)%

As at October 31, 2006, we had cash and cash equivalents in the amount of $60,712. The decrease in our current assets from our year end of January 31, 2006 is largely attributable to amounts spent by us in connection with the construction and testing of our pilot plant facility in Wegberg, Germany and to the fact that we had only nominal revenue and limited sources of financing. As a result of the amounts spent on the construction of this facility, our long-term assets, in the form of property, plant and equipment, increased from $313,312 at our January 31, 2006 year end, to $2,751,728 at October 31, 2006.

Cash Flows
	Nine Months Ended October 31
	2006	2005
Cash Flows used in Operating Activities	$(838,289)	$(776,074)
Cash Flows used in Investing Activities	(2,463,076)	(47,002)
Cash Flows from Financing Activities	1,219,059	792,522
Effect of Foreign Currency Translation	53,500	430,755
Net Increase (decrease) in Cash During Period	$(2,028,806)	$400,201

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

The financial statements accompanying this Quarterly Report contemplate our continuation as a going concern. However, we have sustained substantial losses, have a limited operating history and are still in the development stage of our business. During the nine months ended October 31, 2006, we completed private placement financings for total proceeds of $1,000,000. On December 6, 2006, we completed an additional private placement financing for total proceeds, net of commissions, of EUR 450,000 (approximately $599,711 US). However, we currently do not have sufficient working capital to meet our anticipated needs for the next twelve months. We have not earned any significant revenues to date and there are no assurances that we will be able to do so in the future. In addition, we can not provide any assurances that our actual working capital needs for the next twelve months will not exceed the amounts that we have estimated.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our significant accounting policies are disclosed in Note 3 to the financial statements included in this Quarterly Report.

RISK FACTORS

Need For Financing

We currently do not have sufficient working capital to meet our anticipated needs during the next twelve months. We have not earned any significant revenues to date and there are no assurances that we will be able to do so in the future. In addition, there are no assurances that our actual working capital needs for the next twelve months will not exceed our estimates of those needs. If our actual working capital requirements are substantially greater than we have anticipated and/or we are not able to earn significant revenues, then we may be required to seek additional financing. We currently do not have any financing arrangements in place and there is no assurance that we will be able to acquire sufficient financing on terms acceptable to us or at all. If sufficient financing is not available or obtainable when and if required, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

We Are Still Testing And Refining The Fuel Technology And The Pilot Plant

Although we have completed the construction of our pilot plant and we have entered into agreements granting certain distribution rights and sales licenses for recycling/processing systems based on our Fuel Technology, we are still in the process of completing the final testing and refining of the pilot plant and the Fuel Technology. We have engaged the services of an independent testing service to assess whether our pilot plant and the Fuel Technology function as claimed. There are no assurances that the results of their investigation will be positive. If we are unable to obtain independent confirmation of our claims with respect to the pilot plant and the Fuel Technology, this may adversely affect our ability to sell recycling/processing plants based on that technology.

The distribution contracts that we have entered into are conditional upon our ability to successfully demonstrate that the pilot facility is able to recycle and process waste materials and convert them into usable heating oil or diesel fuel. There are no assurances that we will be able to meet this condition precedent. Even if we are able to meet the conditions specified under the distribution contracts, the distributors are under no binding obligation to purchase systems based on the Fuel Technology from us and there are no assurances that we will be able to sell any such systems.

We May Experience Delays In The Full Operation Of Our Pilot Plant For The Fuel Technology

Construction of the plant was finished at the end of May, 2006. In July, 2006, we conducted two large scale test runs of our pilot plant. We are still in the process of conducting final tests and diagnostics on the pilot plant and its component parts. We expect the system to become fully operational within the next 1 to 2 months. However, construction projects of this type often experience delays and technical difficulties. These factors may include, but are not limited to, factors such as the availability of outside contractors, materials and equipment. Even if we are able to operate the pilot plant as scheduled, there are no assurances that the pilot plant will perform as expected.

Limited Operating History, Risks Of A New Business Venture

Clyvia GmbH was formed on December 21, 2004, and as such, does not have an operating history upon which future performance may be assessed.

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

Our Operations May Be Subject To Extensive Government Regulations

Our operations are carried out through our wholly owned subsidiary, Clyvia GmbH. Clyvia GmbH is based in Germany and its operations may be subject to extensive government regulations in Europe or any other jurisdiction in which products based on the Fuel Technology are marketed. Municipal solid waste management and the production of diesel fuels and heating oils are highly regulated industries and we may have to satisfy numerous mandatory procedures, regulations, and safety standards established by federal and state regulatory agencies in order to develop and market the

Fuel Technology. The extent to which these regulations may apply to us is not yet fully known and there can be no assurance that we can successfully comply with all present or future government regulations.

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

Asserting And Defending Intellectual Property Rights May Impact Results Of Operations

The success of our business may depend on our ability to protect our proprietary process and technology from competitors. Our pilot plant and the recycling/processing plants that we will attempt to sell are based on our own technology, for which we have been granted a patent from the German Patent and Trademark Office. Although we have been granted a patent for our Fuel Technology, we may be required to defend those intellectual property rights through litigation. The financial cost of such litigation could have a material impact on our financial condition even if we are successful in developing and marketing products and in defending any of our intellectual property rights, of which there is no assurance. Furthermore, an adverse outcome in any litigation or interference proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. In addition, a finding that any of our intellectual property rights are invalid could allow competitors to more easily and cost-effectively compete. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on our business, financial condition and results of operations.

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

Dependence On Key Personnel

Our success will largely depend on the performance of our management and on the management of Clyvia GmbH. We are currently dependent upon a limited number of employees and consultants. As such, our success will also depend on our ability to attract and retain highly skilled technical, research, management, regulatory compliance, sales and marketing personnel. Competition for such personnel is intense. The loss of the services of such personnel or the inability to attract and retain other key personnel could impair the development of our business, operating results and financial condition.

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

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 6, 2006, we completed a private placement financing for total proceeds, net of commissions of EUR 450,000 (approximately $599,711 US). A description of this private placement is contained in Part I, Item 2 of this Form 10-QSB under the heading “Recent Corporate Developments.”

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

Except as otherwise disclosed below or elsewhere in this Quarterly Report, all information required to be disclosed in a Current Report on Form 8-K during the period covered by this Quarterly Report has been previously disclosed by the filing of such reports on Form 8-K.

Termination of Material Definitive Agreement

In May, 2006, the Clyvia Technology GmbH (“Clyvia GmbH”) and ECO Impact GmbH (“ECO Impact”) mutually agreed to cancel the terms of their amended License Agreement. A copy of the amended License Agreement was filed as an exhibit to or Annual Report on Form 10-KSB for the year ended January 31, 2006. As a result of the cancellation of the amended License Agreement, we no longer have any interest in the technologies that we had licensed from ECO Impact. This agreement was cancelled as we no longer intend to rely on the technologies previously licensed from ECO Impact, and instead will rely solely on our own technology for which we have obtained a patent from the German Patent and Trademark Office. No consideration was paid to ECO Impact in exchange for their agreement to cancel the amended License Agreement. The cancellation of the amended License Agreement is not expected to impact the development of our business as our fractional depolymerization pilot plant is, and any future fractional depolymerization recycling/fuel processing plants that we intend to sell, are expected to be, based on our own patented technology and will not incorporate the technologies that were previously licensed from ECO Impact.

ITEM 6.           EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)

3.2	Certificate of Change.(5)

3.3	Articles of Amendment changing name from Rapa Mining Inc. to Clyvia Inc. (9)

3.4	By-Laws.(1)

10.1	Mineral Property Option Agreement.(1)

10.2	Amendment Agreement to Mineral Property Option Agreement.(4)

10.3	Escrow Agreement.(2)

10.4	Amended Escrow Agreement.(3)

10.5	Share Purchase Agreement between Clyvia Capital Holding GmbH, Rapa Mining Inc., Clyvia Technology GmbH and Brian Cheston, dated for reference the 7th day of April, 2005.(7)

10.6	License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English).(9)

10.7	Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of June 30th, 2005.(9)

10.8	Amendment to Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of July 11, 2005.(9)

10.9	Memorandum of Understanding Between Clyvia Technology GmbH and Wong Chee Wah.(10)

10.10	Property Purchase Agreement between Clyvia Technology GmbH (German subsidiary of Clyvia) and Stadtentwicklungsgesellschaft der Stadt Wegberg mbH (translated from German to English). (11)

10.11	Agreement between Clyvia Technology GmbH and HII GmbH Industrieanlagen Bau und Beratung (translated from German to English).(12)

10.12	Letter dated May 2, 2006 from Clyvia Technology GmbH to HII GmbH (translated from German to English). (12)

10.13	Exclusive Distribution Contract between Clyvia Technology GmbH and Bureau Wiebes & Partners Ltd. (translated from German to English). (12)

10.14	Exclusive Distribution Contract between Clyvia Technology GmbH and Energy Recycling Systems Sarl (translated from German to English). (12)

10.15	Exclusive Distribution Contract between Clyvia Technology GmbH and Grundstuecksgesellschaft FOCUS mbH & Co. Bau und Boden KG (translated from German to English). (12)

10.16	Letter Agreement amending the scope of non-exclusive distribution rights granted to Energy Recycling Systems Sarl (translated from German to English). (12)

10.17	Amended License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English). (12)

Exhibit
Number	Description of Exhibit
10.18	2005 Stock Option Plan.(8)

10.19	2006 Stock Option Plan.(13)

10.20	Non-Qualified Stock Option Agreement between Clyvia Inc. and Walter Notter dated effective as of August 16, 2006.(13)

10.21	Non-Qualified Stock Option Agreement between Clyvia Inc. and Manfred Sappok dated effective as of August 16, 2006.(13)

10.22	Non-Qualified Stock Option Agreement between Clyvia Inc. and Dieter Wagels dated effective as of August 16, 2006.(13)

10.23	Employment Contract between Clyvia Technology GmbH and Manfred Sappok (translated from German to English).(13)

10.24	Letter from Clyvia Technology GmbH to Manfred Sappok – Salary Increase (translated from German to English). (14)

10.25	Amendment Agreement to Employment Contract between Clyvia Technology GmbH, Manfred Sappok and Clyvia Inc. (14)

10.26	Employment Contract between Clyvia Technology GmbH and Dieter Wagels (translated from German to English).(13)

10.27	Amendment Agreement to Employment Contract between Clyvia Technology GmbH, Dieter Wagels and Clyvia Inc.(14)

14.1	Code of Ethics.(6)

21.1	List of Subsidiaries.(12)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16, 2004.
(2)	Filed with the SEC as an exhibit to Amendment No. 3 to our Registration Statement on Form SB-2/A filed on July 19, 2004.
(3)	Filed with the SEC as an exhibit to Amendment No. 4 to our Registration Statement on Form SB-2/A filed on August 10, 2004.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 30, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 18, 2005.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 2, 2005.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 18, 2005.
(8)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on August 25, 2005.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 23, 2005.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on December 23, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 1, 2006.
(12)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 16, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 28, 2006.
(14)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 14, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLYVIA INC.

Date:	December 20, 2006	By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
President, Treasurer,
Chief Executive Officer and Chief Financial Officer
Director
(Principal Executive Officer
and Principal Accounting Officer)