Form 10KSB/A
period 2006-01-31
CLYVIA INC
filed 2007-03-01
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

 (Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

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
Issuer’s telephone number

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

State issuer’s revenues for its most recent fiscal year NIL.

As of January 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-
affiliates was $44,931,456, based on an average of the closing bid price of $1.37 and ask price of $1.50 of the common stock on January 31, 2006.

As of January 31, 2006, the Registrant had 100,317,119 shares of common stock, with a par value of $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes [   ] No[X]

EXPLANATORY NOTE

This Amendment No. 1 to Clyvia Inc.’s (the “Company”) Annual Report on Form 10-KSB (the "Original Form 10KSB") for the fiscal year ended January 31, 2006, originally filed May 16, 2006, is being filed to amend and restate the Company’s consolidated financial statements for the fiscal periods ended January 31, 2006 and 2005 to give retroactive effect to the 55,000,000 shares of the Company’s common stock issued upon completion of the acquisition of Clyvia Technology GmbH.

Other than the amended and restated financial statements filed under Part II, Item 7 of this Form 10-KSB/A, the items included in the Original Form 10-KSB have not been amended and remain in effect as of the date of the original filing thereof and are incorporated herein by reference. Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments subsequent to the filing of the Original Form 10-KSB.

PART II

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Clyvia, Inc. (formerly Rapa Mining Inc.) (A Development Stage Company)
Points Roberts, Washington

We have audited the accompanying consolidated balance sheets of Clyvia, Inc. and Subsidiaries (formerly Rapa Mining Inc.) (A Development Stage Company), as of January 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity for the year ended January 31, 2006, period from inception (December 21, 2004) to January 31, 2005, and from inception (December 31, 2004) to January 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clyvia, Inc. and Subsidiaries (formerly Rapa Mining Inc.) (A Development Stage Company) at January 31, 2006, and the results of its operations and its cash flows for the year ended January 31, 2006, the period from inception (December 21, 2004) to January 31, 2005, and from inception (December 31, 2004) to January 31, 2006, in conformity with U.S. generally accepted accounting principles.

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
CONSOLIDATED BALANCE SHEET \
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
(A Development Stage Company)\
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From Inception
	(December 21,
	2004) to
	January 31,	January 31
	2006	2006	2005

EXPENSES

Professional and management fees	$496,356	$494,875	$1,481
Other operating expenses	231,750	231,565	185
Stock-based compensation	7,468,846	7,468,846	-
Foreign currency loss	254,727	254,727	-

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	(8,451,679)	(8,450,013)	(1,666)

OTHER ITEMS
Interest income	6,121	6,121	-
Miscellaneous income	7,159	7,159	-

LOSS BEFORE INCOME TAXES	(8,438,399)	(8,436,733)	(1,666)

Provision for income taxes	-	-	-

NET LOSS	$(8,438,399)	$(8,436,733)	$(1,666)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	268,829	269,689	(860)

COMPREHENSIVE LOSS	$(8,169,570)	$(8,167,044)	$(2,526)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.11)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		78,806,632	55,000,000

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in U.S. Dollars

					Deficit
	Common Stock				Accumulated
			Additional	Accumulated Other	During the
	Number		Paid-	Comprehensive	Development
	of Shares	Par Value	in Capital	Income (Loss)	Stage	Total

Sale of common stock for cash at EUR25,000 per share,
December 21, 2004 (inception)	55,000,000	$33,467				$33,467
Foreign currency translation adjustment				$(860)		(860)
Net loss					$(1,666)	(1,666)
Balance, January 31, 2005	55,000,000	33,467		(860)	(1,666)	30,941
Recapitalization, June 16, 2005	42,805,000	64,338	$(77,968)			(13,630)
Sale of common stock for cash at $1.08 per unit, June 28, 2005	305,555	305	329,695			330,000
Sale of common stock for cash at $1.05 per unit, July 27, 2005	404,762	405	424,595			425,000
Stock-based compensation			7,468,846			7,468,846
Sale of common stock for cash at $1.11 per unit, December 15, 2005	1,801,802	1,802	1,998,198			2,000,000
Foreign currency translation adjustment				269,689		269,689
Net loss					(8,436,733)	(8,436,733)
Balance, January 31, 2006	100,317,119	$100,317 $	10,143,366	$268,829	$(8,438,399)	$2,074,113

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

(o) Recent accounting pronouncements (continued)

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision of this Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and should be applied prospectively.

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

PART III

ITEM 13.                     EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change.(5)

3.3	Articles of Amendment changing name from Rapa Mining Inc. to Clyvia Inc. (9)

3.4	By-Laws.(1)

10.1	Mineral Property Option Agreement.(1)

10.2	Amendment Agreement to Mineral Property Option Agreement.(4)

10.3	Escrow Agreement.(2)

10.4	Amended Escrow Agreement.(3)

10.5	Share Purchase Agreement between Clyvia Capital Holding GmbH, Rapa Mining Inc., Clyvia Technology GmbH and Brian Cheston, dated for reference the 7th day of April, 2005.(7)

10.6	License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English).(9)

10.7	Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of June 30th , 2005.(9)

10.8	Amendment to Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of July 11, 2005.(9)

10.9	Memorandum of Understanding Between Clyvia Technology GmbH and Wong Chee Wah.(10)

10.10	Property Purchase Agreement between Clyvia Technology GmbH (German subsidiary of Clyvia) and Stadtentwicklungsgesellschaft der Stadt Wegberg mbH (translated from German to English). (11)

10.11	Agreement between Clyvia Technology GmbH and HII GmbH Industrieanlagen Bau und Beratung (translated from German to English).(12)

10.12	Letter dated May 2, 2006 from Clyvia Technology GmbH to HII GmbH (translated from German to English). (12)

10.13	Exclusive Distribution Contract between Clyvia Technology GmbH and Bureau Wiebes & Partners Ltd. (translated from German to English). (12)

10.14	Exclusive Distribution Contract between Clyvia Technology GmbH and Energy Recycling Systems Sarl (translated from German to English). (12)

10.15	Exclusive Distribution Contract between Clyvia Technology GmbH and Grundstuecksgesellschaft FOCUS mbH & Co. Bau und Boden KG (translated from German to English). (12)

10.16	Letter Agreement amending the scope of non-exclusive distribution rights granted to Energy Recycling Systems Sarl (translated from German to English). (12)

10.17	Amended License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English). (12)

10.18	2005 Stock Option Plan.(8)

14.1	Code of Ethics.(6)

21.1	List of Subsidiaries. (12)

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16, 2004.
(2)	Filed with the SEC as an exhibit to Amendment No. 3 to our Registration Statement on Form SB-2/A filed on July 19, 2004.
(3)	Filed with the SEC as an exhibit to Amendment No. 4 to our Registration Statement on Form SB-2/A filed on August 10, 2004.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 30, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 18, 2005.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 2, 2005.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 18, 2005.
(8)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on August 25, 2005.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 23, 2005.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on December 23, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 1, 2006.
(12)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB, originally filed on May 16, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLYVIA INC.

Date:	February 27, 2007	By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
President, Treasurer, Chief Executive Officer and Chief
Financial Officer
Director
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2007	By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
President, Treasurer, Chief Executive Officer and Chief
Financial Officer
Director
(Principal Executive Officer and Principal Accounting Officer)

Date:	February 27, 2007	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary