Form 10KSB
period 2007-01-31
CLYVIA INC
filed 2007-05-16
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended January 31, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-50930

CLYVIA INC.
(Name of small business issuer in its charter)

NEVADA	88-0488851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1480 Gulf Road, Suite 204
Point Roberts, WA	98281
(Address of principal executive offices)	(Zip Code)

(360) 306-1133
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

State issuer's revenues for its most recent fiscal year. NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $20,841,112 as of January 31, 2007, based on the average of the closing bid price of $0.60 and closing ask price of $0.65 as of that day.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of April 30, 2007, the Issuer had 102,351,779 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

CLYVIA INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED JANUARY 31, 2007

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

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

As used in this Annual Report, the terms “we,” “us,” “our,” “Clyvia USA,” and the “Company” mean Clyvia Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

OVERVIEW

We were incorporated on December 11, 2003 under the laws of the State of Nevada. Effective on February 18, 2005, we completed a seven-for-one (7:1) split of our issued and outstanding common stock. As a result of the stock split, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 per share, to 525,000,000 shares of common stock with a par value of $0.001 per share. Except as otherwise stated, all references to shares and prices per share have been adjusted to give retroactive effect to the stock split.

Effective on June 16, 2005 (the “Acquisition Date”), we completed the acquisition of all of the issued and outstanding shares of Clyvia Technology GmbH (“Clyvia GmbH”). Prior to completing the acquisition of Clyvia GmbH, we were an exploration stage company engaged in the business of acquiring and exploring mineral properties. Previously, we had an option to acquire a 100% interest in two mineral claims. Having completed the acquisition of Clyvia GmbH, we have abandoned our mineral property acquisition and exploration business and are now in the business of developing waste recycling systems based on Clyvia GmbH’s proprietary technology. As a result, we have allowed our mineral claims option to expire.

Effective September 1, 2005, we changed our name from “Rapa Mining Inc.” to “Clyvia Inc.” in order to more accurately reflect our current business activities.

Through our wholly owned subsidiary, Clyvia GmbH, we are in the process of developing, marketing and selling a proprietary technology that utilizes a process known as fractional depolymerization to produce diesel fuel and heating oil from various types of recyclable waste materials (the “Fuel Technology”). We plan to earn revenues from the sale and construction of recycling/processing plants and from the sale of diesel fuel and heating oil produced at Clyvia GmbH’s pilot plant located in Wegberg-Wildenrath, Germany.

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred subsequent to our third fiscal quarter ended October 31, 2006:

(1)

In November, 2006, we engaged the services of the TÜV Rheinland Group (“TÜV”), an independent testing service, to examine the functionality of its pilot plant facility in Wegberg-Wildenrath, Germany. The purpose of the TÜV examination is to confirm the input and product output claims made by us with respect to our fractional depolymerization system. On November 29, 2006, representatives from TÜV observed as waste oil was fed into the pilot plant’s reactor and converted into diesel fuel. Inside the reactor, the waste oil was cracked at a temperature of 400 degrees Celsius (752 degrees Fahrenheit) before being fed from the reactor’s distilling tower into the product output tank. Several samples were taken during the process and tested by us in our own laboratory facilities. Tests conducted by us demonstrated that the output samples contained the hydrocarbon chain typical for diesel fuel and that the sample’s flashpoint was 95 degrees Celsius (203 degrees Fahrenheit), which is significantly higher than the standards prescribed by DIN EN 590, the European standard for diesel fuel. The measured density and distillation ranges were also within the requirements of DIN EN 590. A sample of the diesel output was sent to ASG Analytik-Service Gesellschaft mbH, an independent fuel testing service. This sample was tested by ASG to ensure that it fully complies with DIN EN 590, and with DIN standard EN 51603-1 for domestic fuels. We expect to receive ASG’s report within the next few weeks. We had initially expected TÜV to issue their report in January, 2007. However, due to scheduling conflicts at TÜV, they have had to delay issuing their report. We now expect TÜV to issue its final report sometime in May or June of 2007.

(2)

On December 6, 2006, we completed a private placement financing with a single corporate investor consisting of 1,157,400 units sold at a price of EUR 0.432 (approximately $0.58 US) per unit, for total proceeds of EUR 500,000 (approximately $666,346 US). Each unit consisted of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of EUR 0.44 (approximately $0.57 US) per share for a period of one year from the date of issuance. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. We did not engage in a distribution of this offering in the United States. The investor provided representations that it was not a US person as defined in Regulation S, and provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution. A finder’s fee of 10% of the proceeds of the private placement was paid, in cash, to Rifino International Investment Corp. of Liechtenstein, in consideration for its efforts in arranging the private placement.

(3)

In February, 2007, Clyvia GmbH entered into a processing agreement with Heitzer Tankschutz & Mineralole (“Heitzer Tankschutz”) of Heinsberg, Germany. Under the terms of this processing agreement, Heitzer Tankschutz will deliver waste oil for processing at Clyvia GmbH’s pilot plant in Wegberg-Wildenrath, Germany. Clyvia GmbH will process the waste oil and will sell the resulting heating oil and diesel fuel to Heitzer Tankschutz at a price of EUR 0.21 per liter for heating oil and EUR0.75 per liter for diesel fuel. To date, Clyvia GmbH has delivered approximately 36,000 liters of heating oil to Heitzer Tankschutz.

(4)

In April, 2007, Clyvia GmbH reached a tentative agreement with NKW Niederlausitzer Kompostwerke GmbH (“NKW”), based in the State of Brandenburg, in Southern Germany, for a Clyvia CL 500 fractional depolymerization plant. NKW has already received approval from the Environmental Authority for the State of Brandenburg to build the plant. NKW delivered a 20 tonne batch of polyethylene to Clyvia GmbH in May, 2007. The polyethylene delivered by NKW consisted of a single type of polyethylene that had been previously cleaned and sorted. Clyvia GmbH will use this batch of materials to conduct test runs at its pilot plant. The test is expected to be run at the end of May, 2007. If the test run is successful, we expect NKW to place an order for a Clyvia CL 500 plant to be constructed by Clyvia GmbH. NKW operates one of the biggest composting plants in the State of Brandenburg.

(5)

In April, 2007, Clyvia GmbH entered into an agreement with Energie Optimal GmbH, based in Riegelsberg, Germany. Under the terms of this agreement, Clyvia Gmbh has agreed to grant Energie Optimal the right to become the exclusive worldwide distributor for Clyvia fractional depolymerization systems if it provides Clyvia GmbH with a non-refundable deposit equal to 15% of the purchase price for 100  fractional depolymerization plants by the end of August, 2007. Based on a suggested minimum price per plant of EUR 2,450,000 (approximately $3,175,000) as quoted to Energie Optimal, the amount of the deposit required would be equal to approximately EUR 36,750,000 (approximately $47,630,000). If Energie Optimal provides the required deposit, Clyvia GmbH will grant it the exclusive right to distribute Clyvia fractional depolymerization systems worldwide, provided that it continues to purchase at least 100 Clyvia systems from us each year. If Energie Optimal earns the right to act as Clyvia GmbH’s exclusive worldwide distributor, our existing distribution agreements will remain in effect, however Clyvia GmbH will assign its rights under these agreements to Energie Optimal, such that Energie Optimal will supply those other distributors with Clyvia plants purchased from Clyvia GmbH. Readers are cautioned that Energie Optimal has informed Clyvia GmbH that it does not currently have the financial resources to pay the required deposit, and that it is currently seeking to obtain financing in an amount that would enable it to do so. However, there are no assurances that Energie Optimal will obtain the necessary financing, and there are no assurances that we will receive the deposit or any other amounts from Energie Optimal.

CLYVIA TECHNOLOGY GMBH

Our wholly owned subsidiary, Clyvia GmbH, was founded on December 21, 2004, under the laws of Germany for the purpose of developing a proprietary technology that utilizes a process known as fractional depolymerization to produce diesel fuel and heating oil from various forms of recyclable waste materials (the “Fuel Technology”).

Prior to our acquisition of Clyvia GmbH, Clyvia GmbH had been engaged primarily in organizational activities, consisting primarily of its incorporation, the opening of its initial accounts, obtaining technology rights from third parties, the construction of a small scale laboratory model of the fuel technology, the filing of a patent application with the German patent office for modifications to the fuel technology of Clyvia GmbH’s own design and the development of its business plan.

The founders of Clyvia GmbH, Dr. Manfred Sappok and Dieter Wagels, currently act as the managing directors of Clyvia GmbH, and are in charge of the development of the Fuel Technology.

THE FUEL TECHNOLOGY

Fractional depolymerization is a chemical procedure that utilizes only heat, with no ion exchanging catalysts, to breakdown larger macro-molecules into simpler compounds.

Utilizing this chemical process, Clyvia GmbH has developed a system that breaks down the longer hydrocarbon molecules found in certain recyclable waste materials into the shorter hydrocarbon molecules used in high quality diesel fuel and/or heating oil. Diesel fuel and heating oil are chemically similar substances, with the primary difference being that heating oil has lower chemical requirements than diesel fuel. The possible input waste products for the current system include:

(a)	Waste petroleum products, such as cold cleansers, oil sludge and used mechanical oils; and
(b)	Waste plastic products.

In the Clyvia system, the input raw materials are to be fed into a reactor. The hydrocarbon molecules are then stored in the reactive chamber where a heated liquid and steam mixture is introduced, heating the compound to a reactive temperature of approximately 300°C to 400°C. Once the reactive temperature is reached, the longer hydrocarbon molecules of the input materials break down into shorter hydrocarbon molecules and evaporate. The evaporated hydrocarbon molecules are then led to a fractional distillation plant which cools the vapor and extracts diesel and/or heating fuel. Whether heating oil or diesel is produced depends primarily upon the input substances fed into the system and the resulting level of sulfur in the output product. Generally, the higher the number of additives and/or impurities in the input product, the greater the sulfur content will be in the output product. Output fuels with higher sulfur contents are generally not suitable for use as diesel, but are suitable for use as heating oil. In order to reduce the sulfur content of the output product, depending upon the type of input materials, a desulphurization plant can be added downstream from the main reactor system.

One of the major developmental hurdles to using fractional depolymerization in the past was the production of large amounts of undesirable and toxic byproducts, including chlorine, fluorine and coke. A process developed by Clyvia GmbH attempts to resolve these issues by binding these substances in the form of salts at temperatures of 260°C to 280°C before the splitting process occurs. Further, the process utilized by the Fuel Technology splits the longer molecules without forming methane, meaning that the Clyvia system does not produce major quantities of coke. The system used by the Fuel Technology is fundamentally different from the process historically used to split hydrocarbon molecules known as pyrolysis. Pyrolysis utilizes thermal energy to split hydrocarbon molecules, requiring extremely high reactive temperatures, significantly increasing the cost of the process, and producing high amounts of waste carbon byproduct.

In its tests, Clyvia GmbH has demonstrated that its proprietary process overcomes many of the disadvantages to using fractional depolymerization. The system bypasses the need to use special catalysts to accelerate the depolymerization process, and separates the reactor component of the plant from the distillation component, resulting in an extremely clean end-product.

In June, 2006, Clyvia GmbH completed the construction of a fully functioning recycling/processing plant based on the Fuel Technology at its facility in Wegberg-Wildernrath, Germany. This pilot plant is used by Clyvia GmbH to demonstrate the Fuel Technology to potential customers and as a prototype, through which Clyvia GmbH is able to conduct ongoing research and development activities in an effort to improve the Fuel Technology. Using its pilot plant, Clyvia GmbH has demonstrated that its Fuel Technology can be effectively used to recycle/process used/waste oil, flushing oil and plastics into diesel fuel and heating oil.

Although principal development of the Fuel Technology has been completed, we are continuing to engage in ongoing research and development projects related to the Fuel Technology. Currently, our research and development projects are focused on two principal areas:

(1)

Modifying the system so that it is able to produce diesel fuel or heating oil from bituminous substances, rubber and organic materials such as garden cuttings and wood. To date, no depolymerization process has been able to process these materials into usable oil. Clyvia GmbH has not yet been able to successfully depolymerize these materials, however it believes that it should be chemically possible to process these materials into diesel fuel or heating oil. In order to do this, Clyvia GmbH intends to use a pyrolysis process to breakdown the input materials and then feed the resulting oils through its fractional depolymerization system.

(2)

Modifying the system to enable it to capture chlorine gas byproducts given off when input materials containing chlorine (such as PVC’s) are processed. In order to solve the problem of toxic gas outputs, Clyvia GmbH is exploring the use of reagent materials to bind the chlorine as a common salt within the reactor system, allowing it to be disposed of in an environmentally friendly manner. Over the next 3 months, Clyvia intends to carry out tests to demonstrate this process.

PROCUREMENT OF THE FUEL TECHNOLOGY AND INTELLECTUAL PROPERTY RIGHTS

Clyvia GmbH’s involvement with the Fuel Technology began in 2004, when Dr. Manfred Sappok and Mr. Dieter Wagels, the founders of Clyvia GmbH, became interested in the chemical process known as fractional depolymerization, whereby waste oils, plastics and organic materials can be converted into heating oil and/or diesel, and became interested in developing commercial applications for this process. Around this time, through personal contacts, Dr. Sappok and Mr. Wagels became aware that ECO Impact GmbH (“ECO Impact”) was already developing a technology (the “ECO Impact Technology”) based on fractional depolymerization. After Dr. Sappok and Mr. Wagels contacted ECO Impact, they were informed that ECO Impact was no longer interested in the continued development of the ECO Impact Technology. As a result, Dr. Sappok and Mr. Wagels negotiated a license for the ECO Impact Technology on behalf of Clyvia GmbH, the company they had formed for the purpose of developing this technology. ECO Impact is an independent third party, and does not have any current role in the research and development activities currently carried on by Clyvia GmbH. The ECO Impact Technology is currently protected by two patent applications filed with the German Patent and Trademark Office (the “GPTO”). In 2004, Clyvia GmbH licensed rights to the ECO Impact Technology from ECO Impact. In May, 2006, Clyvia GmbH and ECO Impact mutually agreed to cancel the terms of their license agreement. No consideration was paid to ECO Impact in exchange for their agreement to cancel the license agreement. The cancellation of the license agreement with ECO Impact is not expected to impact the development of our business as our factional depolymerization pilot plant is, and any future fractional depolymerization recycling/fuel processing plants that we intend to sell are expected to be, based upon our own patented technology, and will not incorporate the technologies that were previously licensed from ECO Impact.

In March, 2005, Clyvia Capital Holding GmbH (now Inventa Holding GmbH), Clyvia GmbH’s former shareholder, filed a separate patent application with the GPTO on behalf of Clyvia GmbH for modifications to the ECO Impact Technology of Clyvia GmbH’s own design. In April, 2006, the GPTO granted Clyvia GmbH a patent in respect of this application.

Patent on the Clyvia GmbH Process

In April, 2006, the GPTO granted Clyvia GmbH a patent for modifications to the Fuel Technology process of Clyvia GmbH’s own design. The process designed by Clyvia GmbH involves pre-heating the input raw materials until they reach a liquid or pulpy consistency. Once the raw materials reach the desired consistency, they are pressure injected into a reactor mechanism that has been heated to vaporization temperatures. During the reactor phase, water and other vaporizable materials are removed for further processing. A scrubber device within the reactor cleans the inner surface by rotating a steel brush over it. This removes carbon deposits from the inner surface of the reactor which are then removed and transferred to the bituminous waste at the bottom.

The protection granted by this patent extends for a period of 20 years from the date the application was filed.

SALES AND LICENSING PLANS

Now that we have completed principal development of our Fuel Technology and have successfully demonstrated that it can be used to recycle used oil, flushing oil and plastics by processing them into heating oil and diesel fuel, we have begun to focus on marketing and selling the Fuel Technology. We intend to earn revenues primarily through the sale and construction of recycling/processing plants based on the Fuel Technology and from the processing of used oil, flushing oil and other materials into diesel fuel and heating oil at our pilot plant.

We intend to use Clyvia GmbH’s pilot plant to conduct tests and demonstrations of the Fuel Technology for potential purchasers for recycling/processing plants based on our Fuel Technology. Expected customers for these plants are municipal or privately owned waste management companies and manufacturing companies that produce a large amount of used oil and/or plastics in operating their businesses. As part of our sales plan, we will request that potential customers provide us with samples of the materials that they intend to recycle using our systems. We will use these samples to conduct a test run through our pilot plant to determine the quality and amount of heating oil or diesel produced. We will then use the results of these test runs to formulate modifications and/or specifications for the particular plant to be built. We intend to charge potential customers for conducting the test runs. During the construction process, we intend to provide full training on the operation and day-to-day maintenance of the plant. During the initial start-up phase, we will also offer our services to manage the customer’s own staff during plant operation and will offer regular maintenance services on any plants that we build.

When not using the pilot plant for test runs, we intend to use it to process used oil, flushing oil and other materials to produce diesel fuel or heating oil that we will sell to small oil companies and other potential buyers.

Distribution Agreements

Clyvia GmbH has a number of agreements with potential distributors who have agreed to act as sales agents for us.

In August, 2005, Clyvia GmbH entered into an exclusive distribution agreement (the “HII Agreement”) with HII GmbH Industrieanlagen Bau und Beratung (“HII”), a company based in Bad Soden, Germany. The HII Agreement grants HII the right to act as Clyvia GmbH’s exclusive sales agent in Egypt, Argentina, Iraq, Iran, Jordan, Kuwait, Lebanon, Libya, Oman, Qatar, Saudi Arabia, Syria, Venezuela an the United Arab Emirates. In November, 2006, we agreed to extend HII’s exclusive sales rights to Uzbekistan. The HII agreement extends for a period ending on December 31, 2010 and will automatically extend for an additional 5 year period if HII is able to sell 8 recycling/processing systems based on the Fuel Technology before December 31, 2010. The automatic extension provisions will take effect, even if we are unable to deliver the systems sold by HII. In order to maintain their exclusive rights, HII must sell at least 4 systems by December 31, 2007. Readers are cautioned that we have not yet developed the Clyvia 500 system or any smaller or larger systems, and there are no assurances that we will be successful in developing any commercially marketable recycling/processing systems based on the Fuel Technology.

Because of the United States trade sanctions in place against Iran, Iraq and Syria, we have notified HII that they are not permitted to export any of our proposed products to those countries until those sanctions have been lifted and we will not fill any orders placed by HII for those countries.

In September, 2005 Clyvia GmbH executed a memorandum of understanding (the “MOU”) with a Singapore businessman, Mr. Wong Chee Wah. Under the MOU, Mr. Wong will be granted an exclusive sales license to market systems based on the Fuel Technology in Singapore, Thailand, Burma and Japan. However, because Mr. Wong was not able to generate any sales in these countries during the first 12 months of the MOU, Mr. Wong’s sales rights for these countries are no longer exclusive. Mr. Wong will also be granted a non-exclusive license to market the Fuel Technology in China, Taiwan, Australia, New Zealand, Korea, Malaysia, Indonesia, the Philippines and India. If Mr. Wong is able to generate orders in any of these countries, he will be granted an exclusive license for that country. The MOU will automatically expire at the end of August, 2007, after which, unless Mr. Wong has generated an order for one recycling/processing systems, all of Mr. Wong’s rights under the MOU will end.

Clyvia GmbH has also entered into exclusive distribution agreements with the following companies:

Distributor	Exclusive Territories	Non-Exclusive Territories
Bureau Wiebes & Partners Ltd.	Netherlands	None.
Energy Recycling Systems Sarl	France, Spain, Portugal	Greece, Australia and Turkey. Poland and Russia (not including the area 50 km inland from the Baltic Sea coastline).
Grundstuecksgesellschaft FOCUS mbH & Co. Bau und Boden KG	50 km inland from the Baltic Sea coastline of Poland, Lithuania, Latvia, Estonia, Finland, Sweden, Norway and Russia	None.

Each of the above distribution agreements contains substantially the same terms and conditions, except with respect to the regions to which distribution rights are to be granted.

The distribution agreements provide the distributor with the right to purchase recycling/processing systems based on the Fuel Technology from Clyvia GmbH and to sell those systems within the distribution region granted to them. The prices at which systems will be sold to the distributors have not yet been determined. If a distributor wishes to order a system from Clyvia GmbH, it will be required to provide detailed specifications for the system ordered and the input materials to be used. A sample of the input materials must also be provided. Clyvia GmbH will then use the sample input materials in a test run and, based in part on the results of this test run, will provide the distributor with a quotation for the system ordered. Any purchases and sales made by the distributor will be made in the distributor’s own name and for its own account.

Each of the distribution agreements will extend for a period of 3 years after working prototypes have been developed and will automatically extend for an additional 3 year period unless notice of termination is provided at least 4 months prior to the expiration of the first 3 year term. However, if the distributor buys fewer than 5 systems from Clyvia GmbH in any given year covered by the contract, Clyvia GmbH may immediately terminate the distribution agreement. As a result of the successful commissioning of the pilot plant, the 3 year term for these agreements have begun.

In October, 2006, Energy Recycling Systems Sarl (“ERS”) initiated efforts to obtain government licenses and approvals for the construction of Clyvia fractional depolymerization plants in France and Spain. They had initially indicated to us that they expected to obtain the necessary licenses and approvals from the French authorities by the end of December, 2006, and from the Spanish authorities by the end of February, 2007. However, we have been informed by ERS that the approval process has been delayed and that they now expect to the approvals and license from both the French and Spanish authorities at the end of 2007. We believe that the delays are a result of ERS delaying the approval process and do not reflect any problems related to obtaining governmental approval for our technologies. We do not have a binding commitment from ERS to order any Clyvia plants and there are no assurances that ERS will order or purchase any Clyvia plants.

In April, 2007, Clyvia GmbH entered into an agreement with Energie Optimal GmbH, based in Riegelsberg, Germany. Under the terms of this agreement, Clyvia GmbH has agreed to grant Energie Optimal the right to become the exclusive worldwide distributor for Clyvia fractional depolymerization systems if it provides Clyvia GmbH with a non-refundable deposit equal to 15% of the purchase price for 100 fractional depolymerization plants by the end of August, 2007. Based on a suggested minimum price per plant of EUR 2,450,000 (approximately $3,175,000) as quoted to Energie Optimal, the amount of the deposit required would be equal to approximately EUR 36,750,000 (approximately $47,630,000). If Energie Optimal provides the required deposit, Clyvia GmbH will grant it the exclusive right to distribute Clyvia fractional depolymerization systems worldwide, provided that it continues to purchase at least 100 Clyvia systems from us each year. If Energie Optimal earns the right to act as Clyvia GmbH’s exclusive worldwide distributor, our existing distribution agreements will remain in effect, however Clyvia GmbH will assign its rights under these agreements to Energie Optimal, such that Energie Optimal will supply those other distributors with Clyvia plants purchased from Clyvia GmbH. Readers are cautioned that Energie Optimal has informed Clyvia GmbH that it does not currently have the financial resources to pay the required deposit, and that it is currently seeking to obtain financing in an amount that would enable it to do so. However, there are no assurances that Energie Optimal will obtain the necessary financing, and there are no assurances that we will receive the deposit or any other amounts from Energie Optimal.

Readers are cautioned that are no assurances that the above distribution agreements will result in the sale of any products or systems by Clyvia GmbH.

MANUFACTURING AND PRODUCTION PLANS

It is expected that any recycling/processing systems based on the Fuel Technology that are sold by Clyvia GmbH will be constructed and installed on a customized basis in accordance with the specifications of any orders received. Clyvia GmbH intends to construct and install any ordered systems itself or through third party consultants. Along with the pilot production facility, we have built permanent laboratory and production facilities in Wegberg-Wildenrath Germany. It is expected that the majority of the construction and manufacturing of components for any future systems sold by us will be constructed at this facility, with final assembly occurring at the actual installation site. In addition to constructing components ourselves at our facility in Wegberg-Wildenrath, we may also contract out the construction of components to third parties.

COMPETITION

We are currently aware of one company attempting to develop and market recycling technologies that utilize fractional depolymerization or similar processes to generate diesel fuel from waste products. Although we are unsure as to the current state of development of this company and their technologies, we believe that their products have not yet gained acceptance in the market place. As a result, we believe that we will be able to compete with these companies and their technologies.

The market for technologies that utilize fractional depolymerization or similar systems for fuel production is an emerging market and, to our knowledge, no single competitor has emerged to firmly establish themselves in the marketplace. However, the market for alternative fuel production is highly competitive with a number of alternative technologies being developed. In addition, we expect that products based on the Fuel Technology and our process will compete directly with fossil fuels produced by existing and well established oil companies. In order to compete with other alternative fuel sources and existing fossil fuel producers, we will have to differentiate the Fuel Technology from competitors. In order to do so, we intend to emphasize the Fuel Technology’s dual benefits as an alternative source of energy and as a municipal solid waste management system.

ENVIRONMENTAL AND OTHER GOVERNMENT REGULATIONS AND APPROVALS

Municipal waste management and the production of diesel fuels and heating oils are both highly regulated industries. Any recycling/processing systems based on the Fuel Technology will need to strictly comply with environmental and safety regulations, both within Germany and in any other market in which we may attempt to sell our fractional depolymerization systems. In addition, the oil produced by our fractional depolymerization systems will need to comply with strict environmental restrictions with respect to any impurities contained in the oil or fuel produced by the Fuel Technology.

A simplified approval process exists under the German Act on the Prevention of Harmful Effects on the Environment Caused by Air Pollution, Noise, Vibration and Similar Phenomena (the “German Emission Control Act”) for certain facilities of a particular type or size if consistent with the protection of the general public and the neighborhood in which the facility is located. The stated purpose of the German Emission Control Act is to protect people, animals, plants, soil, water, the atmosphere and goods from the harmful affects of air pollution, noise pollution and similar occurrences (i.e. emissions). Generally, under the German Emission Control Act, the installation and the operation of any facility that is likely to cause harmful effects on the environment are required to obtain a license from the German Federal Government. The license obtained will generally include any other permits that would otherwise need to be obtained, including construction permits. However, under the Fourth Ordinance to the implementation of the German Emission Control Act, a simplified approval procedure is prescribed for facilities “for the physiochemical treatment, especially the distillation, calcinations, drying or evaporation of wastes, not requiring special supervision, subject to the regulations of the Closed Substance Cycle and Waste Management Act, with a daily throughput capacity in the range of maximum 10 metric tons raw materials.” Systems processing more than 10 metric tons and less than 50 metric tons raw materials per day qualify for the simplified approval process.

In July, 2006, the Aachen State Environmental Protection Agency (Staatliches Umweltamt Aachen) issued Clyvia GmbH a license for its pilot plant under this simplified approval process. The license provides that Clyvia GmbH may process up to 10 metric tons of input through its pilot plant per day, and that the pilot plant may operate 24 hours a day, 7 days a week. In addition, in April, 2007, the Environmental Authority of the State of Brandenburg issued a similar permit to one of our potential customers for the construction and operation of a recycling/processing plant designed by us that is expected to process approximately 500 kg of raw materials per day.

We are currently designing different sizes of systems based on the Fuel Technology. The smallest system that we hope to develop would be able process approximately 4,000 tons of raw material inputs per year (approximately 10 metric tons per day), with the largest able to process approximately 40,000 tons of raw material inputs per year (approximately 100 metric tons per day). As such, we believe that the smaller scale systems that we hope to produce will qualify for the simplified approval process prescribed by the German Emission Control Act.

In order to ensure that the oil produced by our systems complies with environmental restrictions, we request that our potential customers provide us with sample batches of the materials they will seek to process. We then process those sample batches at our pilot plant in Wegberg-Wildenrath and test the output oil. Depending upon the results of these tests, we will modify the specifications of the plant to be built as necessary to ensure that the output oil meets environmental requirements.

EMPLOYEES

Clyvia GmbH currently has 8 employees, of which 5 employees are employed on a full-time basis. Other than its executive officers, Clyvia USA does not have any employees.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our principal office is located at Suite 204, 1480 Gulf Road, Point Roberts, Washington, consists of approximately 100 square feet and is leased by us on a month to month basis at a cost of $225 per month.

Clyvia GmbH currently leases facilities located at Friedrich-List-Allee 10, D-41844 Wegberg-Wildenrath, Germany, from Dast Schweisstechnik GmbH, a company controlled by Dieter Wagels, one of the managing directors of Clyvia GmbH. The facilities leased from Dast consist of approximately 1,060 square feet. Rent was pre-paid by Clyvia GmbH in September, 2005 in the amount of EUR 60,000 (approximately $78,000 US) and is being amortized over a period ending in August, 2016. In November, 2006, the lease was amended to shorten the term to September 2010. As a result, Dast repaid EUR 30,000 (approximately $39,000) of the pre-paid rent to Clyvia GmbH.

Clyvia GmbH also owns approximately 50.52 acres of land located adjacent to the facilities rented from Dast, in Wegberg-Wildenrath. This land was purchased from the Urban Development Company for the City of Wegberg, Ltd. (the Stadtentwicklungsgesellschaft der Stadt Wegberg mbH) at total cost of EUR 112,050 (approximately $134,460). Under the terms of our purchase agreement with the vendor, we may not sell this property for a period of two years from closing (February, 2006) without the vendor’s permission. Our pilot plant facility is located on this property as well as permanent laboratory and production facilities constructed by Clyvia GmbH.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended January 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The principal market for our shares is the Over-The-Counter Bulletin Board (the “OTCBB”). Our shares are currently trading on the OTCBB under the symbol “CLYV”. Our shares traded on the OTCBB under the stock symbol “RAPA” from January 6, 2005 to February 18, 2005.

The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTCBB, as applicable, were:

	Fiscal Year Ended January 31, 2007		Fiscal Year Ended January 31, 2006
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Fiscal Quarter	$1.57	$1.20	$0.94	$0.05
2nd Fiscal Quarter	$1.77	$1.03	$1.58	$0.81
3rd Fiscal Quarter	$1.45	$0.85	$1.55	$1.15
4th Fiscal Quarter	$1.00	$0.60	$2.18	$1.22

The above quotations have been adjusted to reflect our 7-for-1 stock split on February 18, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our shares are also traded on the Frankfurt Stock Exchange under the identifiers WKN: A0F59X and ISIN: US18975K1088.

PENNY STOCK RULES

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the SEC shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and therefore stockholders may have difficulty selling those securities.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of our fiscal year-end of January 31, 2007, there were 10 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of our equity securities made during the year ended January 31, 2007 have been reported by us in our Quarterly Reports on Form 10-QSB or in our Current Reports on Form 8-K filed with the SEC during the year.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

We have completed the construction, principal testing and commissioning of our fractional depolymerization pilot plant. In addition, we have completed large scale test runs of the pilot plant and have made minor technical adjustments to increase the cetane levels and reduce the sulfur content in the output fuels to acceptable levels. We have engaged the services of the TÜV Rheinland Group (“TÜV”), an independent testing service, to prepare a report confirming that our pilot plant functions as claimed. We expect to receive TÜV’s final report sometime in May or June of 2007. Despite the delays in obtaining the report from TÜV, our pilot plant is currently in operation.

During the next twelve months, we intend to work on the following two projects in order to improve the Fuel Technology by increasing the types of input waste materials that can be processed by our fractional depolymerization recycling/processing plants:

1.

Modifying the system so that it is able to produce diesel fuel or heating oil from bituminous substances, rubber and organic materials such as garden cuttings and wood. To date, no depolymerization process has been able to process these materials into usable oil. Clyvia GmbH has not yet been able to successfully depolymerize these materials, however it believes that it should be chemically possible to process these materials into diesel fuel or heating oil. In order to do this, Clyvia GmbH intends to use a pyrolysis process to breakdown the input materials and then feeding the resulting oils through its fractional depolymerization system.

2.

Modifying the system to enable it to capture chlorine gas byproducts given off when input materials containing chlorine (such as PVC’s) are processed. In order to solve the problem of toxic gas outputs, Clyvia GmbH is exploring the use of reagent materials to bind the chlorine as a common salt within the reactor system, allowing it to be disposed of in an environmentally friendly manner. Over the next 3 months, Clyvia intends to carry out tests to demonstrate this process.

In addition, we expect to work on making minor improvements and modifications to the Fuel Technology on an ongoing basis in order to increase its marketability.

We have also begun focusing on marketing and selling the Fuel Technology. Our marketing and sales program involves the following:

1.

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

2.

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

We anticipate spending approximately EUR 2,000,000 (approximately $2,600,000) in pursuing the above plan of operation over the next twelve months. We currently do not have sufficient working capital to meet our anticipated needs for the next twelve months. We have not earned any significant revenues to date and there are no assurances that we will be able to do so in the future. In addition, we can not provide any assurances that our actual working capital needs for the next twelve months will not exceed the amounts that we have estimated. If we require additional financing, it is anticipated that such additional financing will likely be in the form of equity financing, as we do not expect there to be substantial debt financing available to us at this stage of our business.

Currently, we do not have any additional financing arrangements in place and there are no assurances that we will be able to obtain sufficient additional financing if needed.

RESULTS OF OPERATIONS

Summary of Year End Results
		Year Ended January 31
					Percentage
		2007		2006	Increase / (Decrease)
Revenue	$	NIL	$	NIL	N/A
Expenses		(2,986,914)		(8,450,013)	(64.6)%
Other Items		19,107		13,280	43.9%
Net Loss		$(2,967,807)		$(8,436,733)	(64.8)%

Revenues

During the years ended January 31, 2007 and 2006, we did not earn any revenues from our operations. During the quarter ended July 31, 2006, we recognized income of $7,220 for amounts charged for completing test runs through our pilot plant of sample materials for a potential order for a recycling/processing system based on the Fuel Technology. This amount, plus the amount recorded in respect of income taxes were reclassified to miscellaneous income as the amounts earned were not significant.

Although we conducted a test run of the sample materials provided by the prospective purchaser, we have not completed the sale of any recycling/processing systems and there are no assurances that we will be able to do so in the future. Although we have entered into a number of distribution agreements for recycling/processing plants based on our Fuel Technology, there are no assurances that these agreements will result in any sales of our products or that we will be able to otherwise earn any significant revenues.

We are presently still in the development stage of our business.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended January 31
	2007	2006	Percentage
			Increase / (Decrease)
Amortization	$36,420	$4,746	667.4%
Management Fees	258,247	81,121	218.3%
Professional Fees	260,417	413,754	(37.1)%
Other Operating Expenses	511,053	226,819	125.3%
Stock-Based Compensation	1,917,952	7,468,846	(74.3)%
Foreign Currency Loss	2,825	254,727	(98.9)%
Total Expenses	$2,986,914	$8,450,013	(64.6)%

Management fees represent amounts paid as compensation to our executive officers and the executive officers of Clyvia GmbH during the respective year-end periods. The increase in management fees from the year ended January 31, 2006 to January 31, 2007 was primarily the result of increases in the monthly management fees paid to Walter Notter, our Chief Executive Officer and Chief Financial Officer, and Manfred Sappok, a managing director of Clyvia GmbH. See Part III, Item 10, “Executive Compensation.”

Professional fees consist primarily of amounts incurred for services provided in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934. The additional professional fees incurred during the year ended January 31, 2006 relate primarily to legal and accounting fees incurred in connection with the completion of our acquisition of Clyvia GmbH and legal fees related to the filing and prosecuting of patent applications for our Fuel Technology.

Other operating expenses consist primarily of amounts spent on salaries and wages, advertising, and travel, as well as other miscellaneous office expenses. Our other operating expenses were significantly higher for the year ended January 31, 2007 because we significantly increased our operating activities as compared to the year ended January 31, 2006. These increased activities included the construction of Clyvia GmbH’s pilot plant in Wegberg-Wildenrath, Germany, and the commencement of marketing and advertising activities.

The amounts recorded by us as stock-based compensation represent the fair value of options granted during the period. During the year ended January 31, 2007, we issued options to purchase up to 2,600,000 shares of our common stock. During the year ended January 31, 2006, we issued options to purchase up to 6,050,000 shares of our common stock.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows
	Year Ended January 31
	2007	2006
Net Cash used in Operating Activities	$(1,122,935)	$(640,431)
Net Cash used in Investing Activities	(2,871,391)	(318,058)
Net Cash from Financing Activities	1,809,486	2,737,968
Effect of Foreign Currency Translations	367,182	278,541
Net Increase (Decrease) in Cash During Period	$(1,817,658)	$2,058,020

Working Capital
			Percentage
	At January 31, 2007	At January 31, 2006	Increase / (Decrease)
Current Assets	$344,881	$2,261,270	(84.7)%
Current Liabilities	(330,560)	(500,469)	(33.9)%
Working Capital Surplus	$14,321	$1,760,801	(99.2)%

As at January 31, 2007, we had cash and cash equivalents in the amount of $271,860. The decrease in our current assets from our year ended January 31, 2006 is largely attributable to amounts spent by us in connection with the construction and testing of our pilot plant facility in Wegberg, Germany and to the fact that we had only nominal revenue and limited sources of financing. As a result of the amounts spent on the construction of this facility, our long-term assets, in the form of property, plant and equipment, increased from $313,312 at our January 31, 2006 year end, to $2,962,413 at January 31, 2007.

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

The financial statements accompanying this Annual Report contemplate our continuation as a going concern. However, we have sustained substantial losses, have a limited operating history and are still in the development stage of our business. During the year ended January 31, 2007, our principal source of financing was the sale of our equity securities in private placement transactions. During the year, we obtained total proceeds of $1,594,800 from these private placement financings.

Despite these financings, we currently do not have sufficient working capital to meet our anticipated needs for the next twelve months. We have not earned any significant revenues to date and there are no assurances that we will be able to do so in the future. In addition, we can not provide any assurances that our actual working capital needs for the next twelve months will not exceed the amounts that we have estimated.

During the next twelve months, we anticipate that we will continue to seek financing through private placement sales of our equity securities as we do not expect to be able to meet all of our financial needs through other methods of financing. Additional sales of our equity securities, if needed, will dilute the interests of existing shareholders.

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

We Are Still Testing And Refining The Fuel Technology And The Pilot Plant

Although we have completed the construction of our pilot plant and we have entered into agreements granting certain distribution rights and sales licenses for recycling/processing systems based on our Fuel Technology, we are still in the process of refining of the pilot plant and the Fuel Technology. We have engaged the services of an independent testing service to assess whether our pilot plant and the Fuel Technology function as claimed. There are no assurances that the results of their investigation will be positive. If we are unable to obtain independent confirmation of our claims with respect to the pilot plant and the Fuel Technology, this may adversely affect our ability to sell recycling/processing plants based on that technology.

Although We Have Entered Into Distribution Contracts For The Sale Of Fractional Depolymerization Plants. Based On Our Fuel Technology, We Have Not Yet Completed Any Sales Of Such Plants And There Are No Assurances That We Will Be Able To Do So In The Future

Our distributors do not have a binding obligation to purchase our fractional depolymerization plants, although their agreements provide that they will lose their distribution rights if they fail to sell any such systems. There are no assurances that our distribution agreements will lead to any future sales of our fractional depolymerization systems.

In addition, Energie Optimal GmbH does not currently have sufficient financial resources to pay the deposit to Clyvia GmbH as required under the terms of their agreement. Energie Optimal has informed Clyvia GmbH that it is seeking to obtain financing sufficient to allow it to pay the deposit. However, there are no assurances that Energie Optimal will be able to obtain financing and there are no assurances that we will receive the deposit or any other payments from Energie Optimal.

Limited Operating History, Risks Of A New Business Venture

Clyvia GmbH was formed on December 21, 2004, and as such, does not have a lengthy operating history upon which future performance may be assessed.

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

ITEM 7.	FINANCIAL STATEMENTS.

1.	Report of Independent Registered Public Accounting Firm;

2.	Audited Financial Statements for the Years Ended January 31, 2007 and 2006, including:

	a.	Consolidated Balance Sheets at January 31, 2007 and January 31, 2006;

b.

Consolidated Statements of Operations and Comprehensive Loss for the period from December 21, 2004 (date of Inception) to January 31, 2007, the year ended January 31, 2007 and the year ended January 31, 2006;

	c.	Consolidated Statements of Cash Flows for the period from December 21, 2004 (date of Inception) to January 31, 2007, the year ended January 31, 2007 and the year ended January 31, 2006;

	d.	Consolidated Statement of Stockholders’ Equity (Deficiency) for the period from December 21, 2004 (date of inception) to January 31, 2006 and for the year ended January 31, 2007; and

	e.	Notes to the Consolidated Financial Statements.

CLYVIA INC.

(formerly Rapa Mining Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

January 31, 2007 and 2006

DAVIDSON & COMPANY LLP	Chartered Accountants A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Clyvia Inc. (formerly Rapa Mining Inc.)

We have audited the accompanying consolidated balance sheet of Clyvia Inc. (formerly Rapa Mining Inc.) as at January 31, 2007 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended and for the period from inception (December 21, 2004) to January 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at January 31, 2007 and the results of its operations and its cash flows for the year then ended and for the period from inception (December 21, 2004) to January 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is dependent upon financing to continue operations. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

May 10, 2007

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

Dohan and Company Certified Public Accountants A Professional Association	7700 North Kendall Drive, 200 Miami, Florida 33156-7564 Telephone (305) 274-1366 Facsimile (305) 274-1368 E-mail info@uscpa.com Internet www.uscpa.com

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

/s/ Dohan and Company, P.A.
Certified Public Accountants

Miami, Florida
April 25, 2006

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	January 31,	January 31,
	2007	2006

ASSETS

Current Assets
Cash	$271,860	$2,089,518
Other receivables (Net of allowance of $Nil, 2005 -$Nil)	33,395	74,150
Loan receivable –related party (Note 8)	-	26,802
Prepaid expenses	39,626	70,800
Deferred tax asset, less valuation allowance $870,537 (2006 -$460,965) (Note 5)	-	-
Total Current Assets	344,881	2,261,270

Property, plant and equipment (Note 4)	2,962,413	313,312

Total Assets	$3,307,294	$2,574,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$281,331	$500,469
Accounts payable and accrued liabilities –related party (Note 8)	49,229	-
Total Current Assets	330,560	500,469

Loan payable (Note 6)	198,204	-

Total Liabilities	528,764	500,469

Commitments (Note 12)

Stockholders’ Equity
Common stock (Note 9)
Authorized
525,000,000 common shares, par value $0.001
Issued and outstanding
January 31, 2007 102,351,779 common shares
January 31, 2006 100,317,119 common shares	102,352	100,317
Additional paid-in capital	13,654,083	10,143,366
Accumulated other comprehensive income:
Foreign currency cumulative translation adjustment	428,301	268,829
Deficit accumulated during the development stage	(11,406,206)	(8,438,399)

Total Stockholders’ Equity	2,778,530	2,074,113

Total Liabilities and Stockholders’ Equity	$3,307,294	$2,574,582

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From Inception
	(December 21,	Year	Year
	2004) to	Ended	Ended
	January 31,	January 31,	January 31,
	2007	2007	2006

EXPENSES

Amortization	$41,166	$36,420	$4,746
Management fees	339,368	258,247	81,121
Professional fees	675,652	260,417	413,754
Other operating expenses	738,057	511,053	226,819
Stock-based compensation	9,386,798	1,917,952	7,468,846
Foreign currency loss	257,552	2,825	254,727

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	(11,438,593)	(2,986,914)	(8,450,013)

OTHER ITEMS
Interest income	21,867	15,746	6,121
Miscellaneous income	10,520	3,361	7,159

LOSS BEFORE INCOME TAXES	(11,406,206)	(2,967,807)	(8,436,733)

Provision for income taxes	-	-	-

NET LOSS	$(11,406,206)	$(2,967,807)	$(8,436,733)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	428,301	159,472	269,689

COMPREHENSIVE LOSS	$(10,977,905)	$(2,808,335)	$(8,167,044)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.03)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		101,124,608	78,806,632

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From Inception
	(December 21,	Year	Year
	2004) to	Ended	Ended
	January 31,	January 31,	January 31,
	2007	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,406,206)	$(2,967,807)	$(8,436,733)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	9,386,798	1,917,952	7,468,846
Amortization	41,166	36,420	4,746
Change in operating assets and liabilities
Decrease (increase) in other receivables	(35,910)	44,875	(77,970)
Decrease (increase) in prepaid expenses	(36,644)	35,290	(71,934)
Increase (decrease) in accounts payable and accrued liabilities	275,396	(197,870)	472,614
Increase in accrued interest payable	8,205	8,205	-

Net cash used in operating activities	(1,767,195)	(1,122,935)	(640,431)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of capital assets	(3,189,449)	(2,871,391)	(318,058)

Net cash used in investing activities	(3,189,449)	(2,871,391)	(318,058)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances to related parties, net of repayments	-	24,686	(24,686)
Cash acquired from Clyvia Inc.	7,654	-	7,654
Issuance of common stock for cash	4,383,267	1,594,800	2,755,000
Proceeds from loan payable	190,000	190,000	-

Net cash provided by financing activities	4,580,921	1,809,486	2,737,968

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	647,583	367,182	278,541

NET INCREASE (DECREASE) IN CASH	271,860	(1,817,658)	2,058,200

CASH, BEGINNING OF PERIOD	-	2,089,518	31,498

CASH, END OF PERIOD	$271,860	$271,860	$2,089,518

CASH PAID FOR:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

					Deficit
	Common Stock				Accumulated
			Additional	Accumulated Other	During the
	Number		Paid-	Comprehensive	Development
	of Shares	Par Value	in Capital	Income (Loss)	Stage	Total

Sale of common stock for cash at EUR25,000 per share,
December 21, 2004 (inception)	55,000,000	$33,467				$33,467
Foreign currency translation adjustment				$(860)		(860)
Net loss					$(1,666)	(1,666)
Balance, January 31, 2005	55,000,000	33,467		(860)	(1,666)	30,941
Recapitalization, June 16, 2005	42,805,000	64,338	(77,968)			(13,630)
Sale of common stock for cash at $1.08 per unit, June 28, 2005	305,555	305	329,695			330,000
Sale of common stock for cash at $1.05 per unit, July 27, 2005	404,762	405	424,595			425,000
Stock-based compensation			7,468,846			7,468,846
Sale of common stock for cash at $1.11 per unit, December 15, 2005	1,801,802	1,802	1,998,198			2,000,000
Foreign currency translation adjustment				269,689		269,689
Net loss					(8,436,733)	(8,436,733)
Balance, January 31, 2006	100,317,119	$100,317 $	10,143,366	$268,829	(8,438,399)	$2,074,113
Sale of common stock for cash at $1.13 per unit, May 4, 2006	442,478	442	499,558			500,000
Sale of common stock for cash at $1.15 per unit, May 5, 2006	217,391	218	249,782			250,000
Sale of common stock for cash at $1.15 per unit, June 12, 2006	217,391	218	249,782			250,000

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

					Deficit
	Common Stock				Accumulated
			Additional	Accumulated Other	During the
	Number		Paid-	Comprehensive	Development
	of Shares	Par Value	in Capital	Income (Loss)	Stage	Total

Stock-based compensation			1,917,952			1,917,952

Sale of common stock for cash at Euro 0.432 (US 0.57) per unit,
December 6, 2006 –net of finder’s fee	1,157,400	1,157	593,643			594,800

Foreign currency translation adjustment				159,472		159,472

Net loss					(2,967,807)	(2,967,807)

Balance, January 31, 2007	102,351,779 $	102,352 $	13,654,083	$428,301	(11,406,206)	$2,778,530

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Clyvia Inc. (formerly Rapa Mining Inc.) (the “Company”) was incorporated on December 11, 2003, under the Laws of the State of Nevada and was in the business of exploring mineral properties. Effective June 16, 2005, the Company acquired 100% of the issued and outstanding shares of Clyvia Technology GmbH (“Clyvia Technology”), a company engaged in the development of a process known as fractional depolymerization to produce fuel from various forms of waste materials including plastics. The Company has abandoned its mineral property acquisition and exploration business in order to focus its resources on the development of Clyvia Technology’s proprietary technology. The Company is considered to be a development stage company, as it has not generated significant revenues from operations.

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

The consolidated statements of operations and cash flows of the Company prior to June 16, 2005, are those of Clyvia Technology. The Company’s date of incorporation is considered to be December 21, 2004, the date of inception of Clyvia Technology. Effective September 1, 2005, the Company changed its name from Rapa Mining Inc. to Clyvia Inc.

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
January 31, 2007

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(f) Property, plant and equipment

Property, plant and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized.

The Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

Office equipment	3-13 years
Plant equipment	11-13 years
Laboratory equipment	14 years
Building	33.33 years

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

(i) Fair value of financial instruments

The Company's financial instruments consist of cash, other receivables, loan receivable, accounts payable and accrued liabilities and loan payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(j) Stock-based compensation

Effective January 1, 2006, the Company accounts for stock-based compensation issued to employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment.” which superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and the consensus in Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”

(k) Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of January 31, 2007 and 2006, the 8,650,000 and 6,050,000 options outstanding respectively, have been excluded from diluted loss per share as they were anti-dilutive.

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

(n) Concentration of credit risk

Cash is the only financial instrument that potentially subjects the Company to concentration of credit risk. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(o) Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007

4.	PROPERTY, PLANT AND EQUIPMENT

	2007	2006

Office equipment	$84,572	$58,701
Plant equipment	1,807,812	96,747
Laboratory equipment	24,587	-
Building	924,261	120,909
Land	163,238	41,701

	3,004,470	318,058
Accumulated depreciation	(42,057)	(4,746)

Net book value	$2,962,413	$313,312

During the years ended January 31, 2007 and 2006, the Company did not amortize $1,746,420 and $96,747 of plant equipment as utilization of the equipment will begin subsequent to period-end.

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007

5.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended January 31, 2007 and 2006, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from development stage activities as a result of the following:

	Year Ended	Year Ended
	January 31,	January 31,
	2007	2006

Loss for the year	$(2,697,807)	$(8,436,733)

Computed "expected" tax benefit	$(917,255)	$(2,868,489)
Non deductible expense –stock-based compensation	652,104	2,539,408
Foreign tax rate differentials	(144,420)	283,380
Change in valuation allowance	409,571	45,701

Income tax recovery	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2007 and 2006, is presented below:

	2007	2006
Deferred tax assets:
Net operating loss carry forwards – US	$432,075	$329,082
Net operating loss carry forwards – Germany	438,462	131,883
Valuation allowance	(870,537)	460,965
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of January 31, 2007 and 2006 was $870,537 and $460,965, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The losses in Germany may be carried forward indefinitely and the losses in the United States expire in 2022.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007

6.	LOAN PAYABLE

During the year ended January 31, 2007, a loan was granted from a third party company for $190,000. The loan bears interest at 8% per annum, compounded annually, and is due July 18, 2008. Interest expense accrued for the year ended January 31, 2007 totaled $8,204.

7.	LICENSING AGREEMENT

Pursuant to a licensing agreement dated December 23, 2004, Clyvia Technology was granted an exclusive worldwide license with respect to certain German patents related to fractional depolymerization. In consideration of the grant, Clyvia Technology is required to pay a declining royalty based on the level of sales generated. The royalties are between 6% and 10%. The agreement has a twelve-month termination notice period with the earliest date of termination being December 31, 2009. The licensor or the licensee may terminate the agreement.

In March 2005, Clyvia Technology and the licensor amended the license agreement dated December 23, 2004, to extend the earliest date of termination of the license agreement to December 31, 2017.

In May 2006, Clyvia Technology and the licensor mutually agreed to cancel the terms of their amended licensing agreement.

8.	RELATED PARTY TRANSACTIONS

Loans Receivable

On February 6, 2006, a loan was granted to a significant shareholder of the Company for Euro 3,000 (US $3,788). The loan bears interest at 5% per annum and is due on August 6, 2006. The loan was repaid during the three months ended April 30, 2006. Interest income received from the shareholder for the year ended January 31, 2007 totaled Euro 31 (US $38).

On December 15, 2005, a loan was granted to a company with common directors of Clyvia Technology for Euro 20,000 (US $26,802). On February 1, 2006, a loan for Euro 30,000 (US $37,884) was granted to the same company. The loans bear interest at 5% per annum and are due on June 15, 2006 and August 1, 2006 respectively. The loans were repaid during the six months ended July 31, 2006. Interest income received from the company for the year ended January 31, 2007 totaled Euro 542 (US $654).

Other

At January 31, 2007, included in accounts payable is Euro 2,885 (US $3,740) owed to a company with common directors and officers of Clyvia Technology for the use of a vehicle. Vehicle costs paid for the year ended January 31, 2007 totaled Euro 12,847 (US $16,226).

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007

8.	RELATED PARTY TRANSACTIONS (continued)

Other (continued)

At January 31, 2007, included in accounts payable is Euro 35,041 (US $45,415) owed to a company related to a managing director of Clyvia Technology for the purchase of plant equipment. Equipment purchases for the year ended January 31, 2007 totaled Euro 127,328 (US $160,742).

At January 31, 2007 and 2006, included in accounts payable is CAD $95 (US $74) owed to a former officer and director of the Company.

Management fees paid to an officer and director of the Company for the year ended January 31, 2007 and 2006 totaled Euro 90,000 (US $113,639) and Euro 37,500 (US $46,287) respectively. Consulting fees paid to an officer of the Company for the year ended January 31, 2007 and 2006 totaled $12,000 and $7,000 respectively. Wage paid to officers and directors of Clyvia Technology for the year ended January 31, 2007 and 2006 totaled 105,000 (US $132,607) and Euro 22,550 (US $27,834) respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Lease fees paid to a company related to a managing director of Clyvia Technology for the year ended January 31, 2007 and 2006 totaled Euro 7,085 (US $8,963) and Euro 2,362 (US 2,915) respectively.

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

On June 16, 2005, the Company acquired all the issued and outstanding stock of Clyvia Technology, which was accounted for as a recapitalization of Clyvia Technology (Note 1) in exchange for 55,000,000 shares of common stock. The issued number of shares of common stock is that of the Company with adjustments made for differences in par value between the Company and Clyvia Technology.

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007

9.	COMMON STOCK (continued)

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

On December 6, 2006, the Company issued 1,157,400 units at a price of Euro 0.432 (US $0.57) per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of Euro 500,000 (US $661,250). Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of Euro 0.44 (US $0.57) per share for a period of one year from the date of closing. A finder’s fee of Euro 50,000 (US $66,450) equal to 10% of the proceeds of the private placement was paid on December 12, 2006 to a company in consideration for its efforts in arranging the private placement.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007

10.	STOCK OPTIONS AND WARRANTS

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

		Weighted
		Average
	Number	Exercise Price

Options outstanding, beginning of the period	6,050,000	$1.09
Granted	-
Exercised	-
Expired	-
	6,050,000
Granted	2,600,000	$1.00
Exercised	-
Expired	-
Options outstanding January 31, 2007	8,650,000	$1.06

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007

10.	STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

A summary of stock options outstanding at January 31, 2007, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

2005 Stock Option Plan
$ 1.09	250,000	4.20	$ 1.09	250,000	$ 1.09
$ 1.09	2,000,000	4.20	$ 1.09	2,000,000	$ 1.09
$ 1.09	2,000,000	4.20	$ 1.09	2,000,000	$ 1.09
$ 1.09	200,000	4.20	$ 1.09	200,000	$ 1.09
$ 1.09	700,000	4.20	$ 1.09	700,000	$ 1.09
$ 1.09	700,000	4.20	$ 1.09	700,000	$ 1.09
$ 1.09	200,000	4.20	$ 1.09	200,000	$ 1.09
$ 1.00	100,000	4.79	$ 1.00	100,000	$ 1.00
2006 Stock Option Plan
$ 1.00	1,000,000	4.79	$ 1.00	1,000,000	$ 1.00
$ 1.00	1,000,000	4.79	$ 1.00	1,000,000	$ 1.00
$ 1.00	500,000	4.79	$ 1.00	500,000	$ 1.00

On July 11, 2005, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	3.91%
Dividend yield rate	0.00%
Price volatility	117.00%
Weighted average expected life of options	4.95 years

On August 16, 2006, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.81%
Dividend yield rate	0.00%
Price volatility	76.47%
Weighted average expected life of options	5.0 years

The Company recognized stock-based compensation of $7,468,846 during the year ended January 31, 2006 and $1,917,952 during the year ended January 31, 2007, being the fair value of the options granted.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007

10.	STOCK OPTIONS AND WARRANTS (continued)

Warrants

Date	Issued	Outstanding	Exercise Price	Expiry Date

June 28, 2005	305,555	305,555	$ 1.08	June 27, 2007
July 27, 2005	404,762	404,762	$ 1.05	July 26, 2007
December 15, 2005	1,801,802	1,801,802	$ 1.35	December 15, 2007
May 4, 2006	442,478	442,478	$ 1.13	May 4, 2008
May 5, 2006	217,391	217,391	$ 1.15	May 5, 2008
June 12, 2006	217,391	217,391	$ 1.15	June 12, 2008
December 6, 2006	1,157,400	1,157,400	Euro 0.44 (US $0.57)	December 6, 2007

11.	SEGMENT INFORMATION

The Company’s operations following the acquisition of Clyvia Technology were conducted in one reportable segment, being the development and commercialization of the process known as fractional depolymerization, in Germany. All of the Company’s property, plant and equipment are located in Germany.

12.	COMMITMENTS

On July 1, 2005, the Company entered into a management services contract with a director and officer of the Company effective July 1, 2005, to pay monthly management fees of 5,000 Euro (US $6,480). The agreement also specifies a grant of options to purchase 250,000 shares of the Company’s common stock pursuant to the Company’s 2005 Stock Option Plan at an exercise price of $1.09 per share for a period of five years from the date of issuance. The stock options were granted July 11, 2005. The agreement is for a one-year term and shall automatically extend for additional one year terms on the anniversary date unless notice is given by the Company at least 90 days prior to renewal. On November 23, 2005, the Company increased the monthly management fee to 7,500 Euro (US $9,720) effective January 1, 2006.

On July 1, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective July 1, 2005, to pay monthly management fees of 2,300 Euro (US $2,980) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year. On November 23, 2005, Clyvia Technology increased the monthly management fee to 5,000 Euro (US $6,480) effective January 1, 2006. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 10).

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007

12.	COMMITMENTS (continued)

On November 24, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective January 1, 2006, to pay monthly management fees of 3,750 Euro (US $4,860) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract period is indefinite, may be terminated with one year notice and terminates at the age of 65. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 10).

On September 1, 2005, Clyvia Technology entered into a lease agreement for tenancy of office space with a company related to a managing director of Clyvia Technology for a term of five years expiring September 1, 2010. The lease may be terminated by either party by providing twelve months notice. The lease agreement requires monthly lease payments of Euro 590 (US $765) plus taxes.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the fiscal year ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our officers and directors as of the date hereof.

Name	Age	Positions
Walter P.W. Notter	56	Chief Executive Officer, Chief Financial Officer, President, Treasurer and sole director
John Boschert	37	Secretary

Set forth below is a brief description of the background and business experience of our executive officers and directors:

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

Mr. Boschert is the Secretary of Exploration Drilling International Inc. (“EDI”). EDI is a development stage company that is currently engaged in the business of business of selling, deploying and maintaining equipment used in the drilling of water wells.

Mr. Boschert is also the Secretary and Treasurer of Skyflyer Inc., a development stage company engaged in the business of developing a recreational flying device and facility in which the flying device is to operate.

SIGNIFICANT EMPLOYEES

Dr. Manfred Sappok: Dr. Sappok is a Managing Director and a key employee of Clyvia GmbH. Dr. Sappok has a PhD in physics and began his career as a project manager at ABB in Manheim, Germany. In 1981, Dr. Sappok moved to Siempelkamp, a German based industrial manufacturing giant, where he was appointed as a managing director in 1983.

Dieter Wagels: Mr. Wagels is also a Managing Director and key employee of Clyvia GmbH. Mr. Wagels is the principal of Dast GmbH, a manufacturer of precision machinery located in Düsseldorf, Germany.

In addition to being managing directors of Clyvia GmbH, Dr. Sappok and Mr. Wagels are also the managing directors of Skyflyer Technology GmbH, the German based wholly owned subsidiary of Skyflyer Inc. Dr. Sappok and Mr. Wagels are also managing directors of Inventa Holding GmbH, the principal stockholder of both Clyvia Inc. and Skyflyer Inc. Each of Dr. Sappok and Mr. Wagels owns approximately 37.5% of Inventa Holding.

COMMITTEES OF THE BOARD OF DIRECTORS

Mr. Notter is our sole director. As a result, we do not maintain a separately-designated standing audit committee. As a result, our sole director acts as our audit committee. Mr. Notter does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

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

CODE OF ETHICS

We adopted a Code of Ethics applicable to our executive officers and directors, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005, filed on May 2, 2005. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended January 31, 2007, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Known Failures to
	Number of Late	Transactions Not	File a Required
Name and Principal Position	Reports	Timely Reported	Form

Walter P.W. Notter Chief Executive Officer, Chief Financial Officer, President, Treasurer and sole director	One	One	None
John Boschert Secretary	None	None	None
Inventa Holding GmbH Beneficial owner of greater than 10% of our outstanding shares of common stock.	None	None	None

ITEM 10.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B during the fiscal year ended January 31, 2007.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End Jan. 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Walter P.W. Notter CEO, CFO, President, Treasurer & Director	2007	$113,639(1)	$0	$0	$368,837(1)	$0	$0	$0	$482,476
John Boschert Secretary	2007	$12,000(2)	$0	$0	$0	$0	$0	$0	$12,000
Dr. Manfred Sappok Managing Director, Clyvia Technology GmbH	2007	$75,776(3)	$0	$0	$737,674(3)	$0	$0	$0	$813,450
Dieter Wagels Managing Director, Clyvia Technology GmbH	2007	$58,832(4)	$0	$0	$737,674(4)	$0	$0	$0	$796,506

(1)

Mr. Notter receives EUR 7,500 (approximately $9,720) per month for acting as our CEO, CFO, President, Treasurer and sole director. During the year ended January 31, 2007, we granted Mr. Notter options to purchase 500,000 shares of our common stock at a price of $1.00 per share.

(2)	Mr. Boschert receives a fee of $1,000 per month for acting as our Secretary.
(3)

Mr. Sappok receives EUR 5,000 (approximately $6,480) per month for acting as a managing director of Clyvia GmbH. During the year ended January 31, 2007, we granted Mr. Sappok options to purchase 1,000,000 shares of our common stock at a price of $1.00 per share.

(4)

Mr. Wagels receives EUR 3,750 (approximately $4,860) per month for acting as a managing director of Clyvia GmbH. During the year ended January 31, 2007, we granted Mr. Wagels options to purchase 1,000,000 shares of our common stock at a price of $1.00 per share.

(5)

A description of the methodology and assumptions used in valuing the option awards granted to our officers and directors during the year ended January 31, 2007 is provided at Note 10 to the financial statements attached to this Annual Report.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B as of our fiscal year end of January 31, 2007:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Walter P.W. Notter CEO, CFO, President, Treasurer & Director	250,000 500,000	-- --	-- --	$1.09 $1.00	July 11, 2010 August 16, 2011
John Boschert Secretary	200,000	--	--	$1.09	July 11, 2010
Dr. Manfred Sappok Managing Director, Clyvia Technology GmbH	2,000,000 1,000,000	-- --	-- --	$1.09 $1.00	July 11, 2010 August 16, 2011
Dieter Wagels Managing Director, Clyvia Technology GmbH	2,000,000 1,000,000	-- --	-- --	$1.09 $1.00	July 11, 2010 August 16, 2011

EMPLOYMENT CONTRACTS

We have a management services agreement with Walter P.W. Notter, our Chief Executive Officer, Chief Financial Officer, President and Treasurer. The agreement provides that we will pay Mr. Notter a management fee of EUR 5,000 (approximately $6,480) per month, beginning July 1, 2005, and grant to Mr. Notter options to acquire 250,000 shares of our common stock pursuant to our 2005 Stock Option Plan at an exercise price of $1.09 per share. The options were granted to Mr. Notter on July 11, 2005. The agreement extends for a period of one year, which will automatically be renewed for additional one year terms on the anniversary date unless the Company provides notice of its intention not to extend the term of the agreement at least 90 days prior to the anniversary date. On November 23, 2005, we agreed to, beginning January 1, 2006, increase the amount of the management fee to EUR 7,500 (approximately $9,720) per month.

Clyvia GmbH has an employment agreement with Mr. Sappok, pursuant to which Clyvia GmbH has agreed to pay Mr. Sappok management fees in the amount of EUR 2,300 (approximately $2,760 US) per month, beginning July 1, 2005, plus a management bonus of 1.5% of the selling price for each recycling/processing system based on the Fuel Technology sold. This agreement extends for an indefinite term and may be terminated at the end of each calendar year by providing one year’s written notice. On November 23, 2005, Clyvia GmbH agreed to, beginning January 1, 2006, increase the management fee to EUR 5,000 (approximately $6,480) per month. On August 16, 2006, Mr. Sappok agreed to amend the terms of his employment agreement by forgoing his right to the 1.5% management bonus in exchange for 1,000,000 options granted by Clyvia USA with an exercise price of $1.00 per share.

Clyvia GmbH has an employment agreement with Mr. Wagels, pursuant to which Clyvia GmbH has agreed to pay Mr. Wagels management fees in the amount of EUR 3,750 (approximately $4,860) per month, beginning January 1, 2006, plus a management bonus of 1.5% of the selling price for each recycling/processing system based on the Fuel Technology sold. This agreement may be terminated at the end of each calendar year by providing one year’s written notice, and expires automatically upon Mr. Wagels reaching the age of 65 years. On August 16, 2006, Mr. Wagels agreed to amend the terms of his employment agreement by forgoing his right to the 1.5% management bonus in exchange for 1,000,000 options granted by Clyvia USA with an exercise price of $1.00 per share.

We do not have an employment agreement with Mr. Boschert; however, we pay Mr. Boschert a management fee of $1,000 per month for his services.

DIRECTOR COMPENSATION

All compensation paid or earned to our sole director for the fiscal year ended January 31, 2007 has been disclosed in the Summary Compensation Table provided above.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	8,650,000	$1.06	6,529,157

2005 Stock Incentive Plan

On May 17, 2005, we established our 2005 Stock Option Plan (the “2005 Plan”). The purpose of the 2005 Plan is to advance the interests of our company and our stockholders by strengthening our ability to attract, retain and motivate key corporate personnel who contribute to our long term success and to provide incentives which are linked directly to increases in stock value which will inure to the benefit of all our stockholders. The 2005 Plan is administered by our Board of Directors or by a committee of two or more non-employee directors appointed by the Board of Directors (the "Administrator"). Subject to the provisions of the 2005 Plan, the Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. Options granted under the 2005 Plan may be either "incentive stock options," which are intended to qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, (the “Code”) or nonqualified stock options.

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options under the 2005 Plan, provided that they render bona fide services that are not in connection with the offer and sale of the Company's securities in a capital-raising transaction and that they do not directly or indirectly promote or maintain a market for the Company's securities.

Upon its adoption, the maximum number of shares of our common stock with respect to which options or rights could be granted under the 2005 Plan was 6,420,750 shares. The 2005 Plan contains provisions that allow for increases in the number of shares of our common stock that may be the subject of options granted under the

2005 Plan. Each fiscal quarter, the total number of shares that may be optioned and sold under the Plan will increase by:

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

No options granted under the 2005 Plan may be exercised more than 5 years after the option is granted. Where the optionee ceases to be employed by us, or ceases to provide services to us, other than by reason of disability or death, his or her options will expire 3 months after the termination of such employment or services. If the optionee ceases his or her employment with us or ceases to provide us with services, by reason of death or disability, his or her options will expire one year after the optionee ceases to be employed by us, or ceases to provide us with services. However, the individual option agreements of each optionee may provide for earlier expiry.

Options granted under the 2005 Plan are non-transferable, other than by will or the laws of descent and distribution.

The Plan terminates on May 17, 2010, unless sooner terminated by action of the Board of Directors. All awards granted under the 2005 Plan expire five years from the date of grant, or such shorter period as is determined by the Administrator. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder shall again be available for issuance under the 2005 Plan.

We filed a Form S-8 Registration Statement under the Securities Act of 1933, as amended, to register 6,500,000 shares of our common stock reserved for issuance under the 2005 Plan on August 25, 2005.

2006 Stock Option Plan

On August 16, 2006, we established our 2006 Stock Option Plan (the “2006 Plan”). When the 2006 Plan was adopted, it authorized the grant of options for a maximum of 6,000,000 shares of the Company’s common stock. The maximum number of shares that may be optioned under the 2006 Plan increases each fiscal quarter by an amount equal to 10% of the total increase in the number of shares of common stock outstanding or such lesser amount as may be determined by the Company’s board of directors.

Options may be granted under the 2006 Plan to any officer, director or employee of the Company or any entity controlled by the Company. Options may also be granted to consultants who provide services to the Company or an entity controlled by the Company, so long as the consultant is a natural person, renders bona fide services to the Company not in connection with the offer and sale of the Company’s securities in capital raising transactions, and does not directly or indirectly promote or maintain a market for the Company’s securities. The minimum exercise price at which options may be granted under the 2006 Plan is 75% of the fair market value of the Company’s common stock as of the grant date. For purpose of the 2006 Plan, fair market value is equal to the average price of the Company’s common stock over the previous 20 trading days.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(a)(2) of Regulation S-B), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Walter P.W. Notter Director, Chief Executive Officer, Chief Financial Officer, President and Treasurer P.O. Box 157, Muhlebachstrasse 27 Thalwill, V8, Switzerland CH - 8800	750,000(2) (direct)	0.7%
Common Stock	John Boschert Secretary Unit 141 – 757 West Hastings St., #644 Vancouver, British Columbia V6C 1A1	206,000(3) (direct and indirect)	0.2%
Common Stock	Dr. Manfred Sappok Managing Director, Clyvia Technology GmbH Friedrich-List-Allee 10, D-41844 Wegberg-Wildenrath	3,000,000(4) (direct)	2.8%
Common Stock	Dieter Wagels Managing Director, Clyvia Technology GmbH Friedrich-List-Allee 10, D-41844 Wegberg-Wildenrath	3,000,000(4) (direct)	2.8%
Common Stock	All Officers and Directors as a Group (4 persons)	6,956,000	6.3%
5% SHAREHOLDERS
Common Stock	Inventa Holding GmbH (formerly Clyvia Capital Holding GmbH) Friedrich-List-Allee 10, D-41844 Wegberg-Wildenrath	69,000,000(5) (direct)	67.4%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2007. As of April 30, 2007, there were 102,351,779 shares of our common stock issued and outstanding.

In the case of each beneficial owner, the percentage has been calculated assuming the exercise of options, warrants or conversion rights held by that beneficial owner. In the case of a group, the percentage has been calculated assuming the exercise of all options, warrants and conversion rights held by the group.

(2)

The number of shares listed as beneficially owned by Mr. Notter consists of options to purchase 250,000 shares of Common Stock exercisable at $1.09 per share and options to purchase 500,000 shares of Common Stock exercisable at $1.00 per share.

(3)

The number of shares listed as beneficially owned by Mr. Boschert consists of 6,000 shares of Common Stock owned by 674703 B.C. Ltd., a company of which Mr. Boschert is the sole director, officer and shareholder, and options to purchase 200,000 shares of Common Stock exercisable at $1.09 per share owned directly by Mr. Boschert.

(4)

The number of shares listed as beneficially owned by Mr. Sappok consists of options to purchase 2,000,000 shares of Common Stock exercisable at $1.09 per share and options to purchase 1,000,000 shares of Common Stock exercisable at $1.00 per share.

(5)

The number of shares listed as beneficially owned by Mr. Wagels consists of options to purchase 2,000,000 shares of Common Stock exercisable at $1.09 per share and options to purchase 1,000,000 shares of Common Stock exercisable at $1.00 per share.

(6)	Mr. Wagels and Mr. Sappok are both managing directors of Inventa Holding GmbH.

CHANGES IN CONTROL

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED TRANSACTIONS

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A)	any director or officer;

(B)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(C)	any immediate family member, including any spouse, child, parent, step-child, step-parent, sibling or in-law, of any of the foregoing.

Loans to Skyflyer Technology GmbH

On December 14, 2005, Clyvia GmbH loaned EUR 20,000 (approximately $26,802) to Skyflyer Technology GmbH, with interest accruing at a rate of 5% per annum. On February 1, 2006, Clyvia GmbH loaned an additional EUR 30,000 (approximately $37,884) to Skyflyer Technology. At the time these loans were made, Inventa Holding, our majority stockholder, was the sole shareholder of Skyflyer Technology. In addition, Dieter Wagels and Manfred Sappok, Clyvia GmbH’s managing directors, were at the time, and continue to be, managing directors of Skyflyer Technology. These loans were repaid during the six months ended July 31, 2006.

Lease from Dast Schweisstechnik GmbH

Clyvia GmbH currently leases office space consisting of approximately 1,060 square feet from Dast Schweisstechnik GmbH, a company controlled by Dieter Wagels, one of the managing directors of Clyvia GmbH.

Rent was prepaid in September, 2005, in the amount of EUR 60,000 (approximately $78,000) and initially extended for a period ending in August, 2016. In November, 2006, the lease was amended to shorten the term to September 2010. As a result, Dast repaid EUR 30,000 (approximately $39,000) of the prepaid rent to Clyvia GmbH.

Equipment Purchases from Dast Schweisstechnik GmbH

During the year ended January 31, 2007, Clyvia GmbH purchased approximately EUR 127,328 (approximately $160,742) in equipment from Dast. This equipment was used in the construction of Clyvia GmbH’s pilot plant.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Walter P.W. Notter, is also our chief executive officer. As a result, we do not have any independent directors.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 13.	EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change.(5)
3.3	Articles of Amendment changing name from Rapa Mining Inc. to Clyvia Inc. (9)
3.4	By-Laws.(1)
10.1	Mineral Property Option Agreement.(1)
10.2	Amendment Agreement to Mineral Property Option Agreement.(4)
10.3	Escrow Agreement.(2)
10.4	Amended Escrow Agreement.(3)
10.5	Share Purchase Agreement between Clyvia Capital Holding GmbH, Rapa Mining Inc., Clyvia Technology GmbH and Brian Cheston, dated for reference the 7th day of April, 2005.(7)
10.6	License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English).(9)
10.7	Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of June 30th , 2005.(9)
10.8	Amendment to Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of July 11, 2005.(9)
10.9	Memorandum of Understanding Between Clyvia Technology GmbH and Wong Chee Wah.(10)
10.10	Property Purchase Agreement between Clyvia Technology GmbH (German subsidiary of Clyvia) and Stadtentwicklungsgesellschaft der Stadt Wegberg mbH (translated from German to English). (11)
10.11	Agreement between Clyvia Technology GmbH and HII GmbH Industrieanlagen Bau und Beratung (translated from German to English).(12)

Exhibit Number	Description of Exhibit
10.12	Letter dated May 2, 2006 from Clyvia Technology GmbH to HII GmbH (translated from German to English). (12)
10.13	Exclusive Distribution Contract between Clyvia Technology GmbH and Bureau Wiebes & Partners Ltd. (translated from German to English). (12)
10.14	Exclusive Distribution Contract between Clyvia Technology GmbH and Energy Recycling Systems Sarl (translated from German to English). (12)
10.15	Exclusive Distribution Contract between Clyvia Technology GmbH and Grundstuecksgesellschaft FOCUS mbH & Co. Bau und Boden KG (translated from German to English). (12)
10.16	Letter Agreement amending the scope of non-exclusive distribution rights granted to Energy Recycling Systems Sarl (translated from German to English). (12)
10.17	Amended License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English). (12)
10.18	2005 Stock Option Plan.(8)
10.19	2006 Stock Option Plan.(13)
10.20	Non-Qualified Stock Option Agreement between Clyvia Inc. and Walter Notter dated effective as of August 16, 2006.(13)
10.21	Non-Qualified Stock Option Agreement between Clyvia Inc. and Manfred Sappok dated effective as of August 16, 2006.(13)
10.22	Non-Qualified Stock Option Agreement between Clyvia Inc. and Dieter Wagels dated effective as of August 16, 2006.(13)
10.23	Employment Contract between Clyvia Technology GmbH and Manfred Sappok (translated from German to English).(13)
10.24	Letter from Clyvia Technology GmbH to Manfred Sappok – Salary Increase (translated from German to English). (14)
10.25	Amendment Agreement to Employment Contract between Clyvia Technology GmbH, Manfred Sappok and Clyvia Inc. (14)
10.26	Employment Contract between Clyvia Technology GmbH and Dieter Wagels (translated from German to English).(13)
10.27	Amendment Agreement to Employment Contract between Clyvia Technology GmbH, Dieter Wagels and Clyvia Inc.(14)
10.28	Exclusive Distribution Agreement between Clyvia Technology GmbH and Energie Optimal GmbH (translated from German to English).
14.1	Code of Ethics.(6)
21.1	List of Subsidiaries.(12)
23.1	Consent of Davidson and Company LLP, Independant Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16, 2004.
(2)	Filed with the SEC as an exhibit to Amendment No. 3 to our Registration Statement on Form SB-2/A filed on July 19, 2004.
(3)	Filed with the SEC as an exhibit to Amendment No. 4 to our Registration Statement on Form SB-2/A filed on August 10, 2004.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 30, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 18, 2005.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 2, 2005.

(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 18, 2005.
(8)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on August 25, 2005.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 23, 2005.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on December 23, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 1, 2006.
(12)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 16, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 28, 2006.
(14)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 14, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended January 31, 2007 and January 31, 2006 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31, 2007	Year Ended January 31, 2006

Audit Fees	$71,212	$34,015
Audit-Related Fees	$NIL	$NIL
Tax Fees	$NIL	$NIL
All Other Fees	$NIL	$NIL

Total	$71,212	$34,015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLYVIA INC.

By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer
(Principal Executive Officer and Principal Accounting Officer)

Date:	May 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
Chief Executive Officer, Chief Financial Officer ,
President and Treasurer
Director
(Principal Executive Officer and Principal Accounting Officer)

Date:	May 16, 2007

By:	/s/ John Boschert
JOHN BOSCHERT
Secretary

Date:	May 16, 2007