Form 10KSB/A
period 2006-01-31
CLYVIA INC
filed 2007-05-22
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to Clyvia Inc.’s (the “Company”) Annual Report on Form 10-KSB for the fiscal year ended January 31, 2006, originally filed May 16, 2006 (the “Original Form 10-KSB”) as amended March 1, 2007 (“Amendment No. 1”), is being filed to include as Exhibit 23.1 to this Annual Report the consent of Dohan and Company, Certified Public Accountants, the Company’s former auditors, to incorporate by reference its report dated April 25, 2006 into the Company’s Registration Statement on Form S-8 filed with the SEC on August 25, 2005.

Other than the inclusion of Exhibit 23.1, the items included in the Original Form 10-KSB and Amendment No. 1 have not been amended and remain in effect as of the date of the original filing thereof and are incorporated herein by reference. Additionally, this Amendment No. 2 on Form 10-KSB/A does not purport to provide a general update or discussion of any other developments subsequent to the filing of the Original Form 10-KSB.

PART III

ITEM 13. EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)
3.2	Certificate of Change.(5)
3.3	Articles of Amendment changing name from Rapa Mining Inc. to Clyvia Inc. (9)
3.4	By-Laws.(1)
10.1	Mineral Property Option Agreement.(1)
10.2	Amendment Agreement to Mineral Property Option Agreement.(4)
10.3	Escrow Agreement.(2)
10.4	Amended Escrow Agreement.(3)
10.5	Share Purchase Agreement between Clyvia Capital Holding GmbH, Rapa Mining Inc., Clyvia Technology GmbH and Brian Cheston, dated for reference the 7th day of April, 2005.(7)
10.6	License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English).(9)
10.7	Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of June 30th , 2005.(9)
10.8	Amendment to Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of July 11, 2005.(9)
10.9	Memorandum of Understanding Between Clyvia Technology GmbH and Wong Chee Wah.(10)
10.10	Property Purchase Agreement between Clyvia Technology GmbH (German subsidiary of Clyvia) and Stadtentwicklungsgesellschaft der Stadt Wegberg mbH (translated from German to English). (11)
10.11	Agreement between Clyvia Technology GmbH and HII GmbH Industrieanlagen Bau und Beratung (translated from German to English).(12)
10.12	Letter dated May 2, 2006 from Clyvia Technology GmbH to HII GmbH (translated from German to English). (12)
10.13	Exclusive Distribution Contract between Clyvia Technology GmbH and Bureau Wiebes & Partners Ltd. (translated from German to English). (12)
10.14	Exclusive Distribution Contract between Clyvia Technology GmbH and Energy Recycling Systems Sarl (translated from German to English). (12)
10.15	Exclusive Distribution Contract between Clyvia Technology GmbH and Grundstuecksgesellschaft FOCUS mbH & Co. Bau und Boden KG (translated from German to English). (12)
10.16	Letter Agreement amending the scope of non-exclusive distribution rights granted to Energy Recycling Systems Sarl (translated from German to English). (12)
10.17	Amended License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English). (12)
10.18	2005 Stock Option Plan.(8)
14.1	Code of Ethics.(6)
21.1	List of Subsidiaries. (12)

Exhibit Number	Description of Exhibit

23.1	Consent of Dohan and Company, Certified Public Accountants.
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16, 2004.
(2)	Filed with the SEC as an exhibit to Amendment No. 3 to our Registration Statement on Form SB-2/A filed on July 19, 2004.
(3)	Filed with the SEC as an exhibit to Amendment No. 4 to our Registration Statement on Form SB-2/A filed on August 10, 2004.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 30, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 18, 2005.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 2, 2005.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 18, 2005.
(8)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on August 25, 2005.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 23, 2005.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on December 23, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 1, 2006.
(12)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB, originally filed on May 16, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLYVIA INC.

Date: May 19, 2007	By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
President, Treasurer, Chief Executive Officer and Chief Financial Officer
Director
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 19, 2007	By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
President, Treasurer, Chief Executive Officer and Chief Financial Officer
Director
(Principal Executive Officer and Principal Accounting Officer)

Date: May 18, 2007	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary