Form 10QSB
period 2007-04-30
CLYVIA INC
filed 2007-06-19
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended April 30, 2007

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

(360) 306-1133
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 15, 2007, the Issuer had 102,351,779 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLYVIA INC.

(formerly Rapa Mining Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

April 30, 2007
(Unaudited)

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

April 30,
2007

ASSETS

Current Assets
Other receivables	$52,292
Prepaid expenses	34,067
Deferred tax asset, less valuation allowance $801,605	-
Total Current Assets	86,359

Property, plant and equipment (Note 4)	3,186,018

Total Assets	$3,272,377

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Bank indebtedness	$11,194
Accounts payable and accrued liabilities	360,239
Accounts payable and accrued liabilities –related parties (Note 8)	66,167
Total Current Liabilities	437,600

Loan payable (Note 5)	201,910

Total Liabilities	639,510

Commitments (Note 11)

Stockholders’ Equity
Common stock (Note 8)
Authorized
525,000,000 common shares, par value $0.001
Issued and outstanding
102,351,779 common shares	102,352
Additional paid-in capital	13,654,083
Accumulated other comprehensive income:
Foreign currency cumulative translation adjustment	575,928
Deficit accumulated during the development stage	(11,699,496)
Total Stockholders’ Equity	2,632,867

Total Liabilities and Stockholders’ Equity	$3,272,377

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Three	Three
	From Inception	Months	Months
	(December 21,	Ended	Ended
	2004) to April 30,	April 30,	April 30,
	2007	2007	2006

REVENUE	$10,291	$10,291	$-

EXPENSES

Amortization	55,090	13,924	4,263
Management fees	406,843	67,475	61,778
Professional fees	742,028	66,376	73,279
Other operating expenses	895,255	165,402	84,983
Stock-based compensation	9,386,798	-	-
Foreign currency loss	258,446	894	532

	11,744,460	314,071	224,835

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	(11,734,169)	(303,780)	(224,835)

OTHER ITEMS
Interest expense	(11,910)	(3,706)	-
Interest income	22,796	929	6,197
Miscellaneous income	23,787	13,267	65

LOSS BEFORE INCOME TAXES	(11,699,496)	(293,290)	(218,573)

Provision for income taxes	-	-	-

NET LOSS	(11,699,496)	(293,290)	(218,573)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	575,928	147,627	28,451

COMPREHENSIVE LOSS	$(11,123,568)	$(145,663)	$(190,122)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		102,351,779	100,317,119

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Three	Three
	From Inception	Months	Months
	(December 21,	Ended	Ended
	2004) to April 30,	April 30,	April 30,
	2007	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,699,496)	$(293,290)	$(218,573)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	9,386,798	-	-
Amortization	55,090	13,924	4,264
Change in operating assets and liabilities
Increase in other receivables	(52,555)	(16,645)	(59,241)
Decrease (increase) in prepaid expenses	(29,194)	7,450	1,841
Increase (decrease) in accounts payable and accrued liabilities	293,989	18,593	286,157
Increase in accounts payable and accrued liabilities –related parties	59,372	59,372	-
Increase in accrued interest payable	11,911	3,706	-

Net cash used in operating activities	(1,974,085)	(206,890)	(14,448)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of capital assets	(3,267,853)	(78,404)	(1,315,686)

Net cash used in investing activities	(3,267,853)	(78,404)	(1,315,686)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank indebtedness	10,883	10,883	-
Cash acquired from Clyvia Inc.	7,654	-	-
Advances to related parties, net of repayments	-	-	24,686
Issuance of common stock for cash	4,383,267	-	-
Subscriptions received	-	-	750,000
Proceeds from loan payable	190,000	-	-

Net cash provided by financing activities	4,591,804	10,883	774,686

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	650,134	2,551	52,897

NET DECREASE IN CASH	-	(271,860)	(473,655)

CASH, BEGINNING OF PERIOD	-	271,860	2,089,518

CASH, END OF PERIOD	$-	$-	$1,615,863

CASH PAID FOR:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2007

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required by the accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at April 30, 2007 and for all periods presented, have been included. Interim results for the period ended April 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
April 30, 2007

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

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in U.S. dollars. The significant accounting policies adopted by the Company are as follows:

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

The functional currency of the Company is the U.S. dollar. The Company’s subsidiary, Clyvia Technology, uses the Euro as its functional currency. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

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
April 30, 2007

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
April 30, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(i)	Fair value of financial instruments

The Company's financial instruments consist of cash, other receivables, accounts payable and accrued liabilities and loan payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

	(j)	Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue from processing waste is recognized when title passes to the customer and all revenue recognition criteria specified above is met.

	(k)	Stock-based compensation

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

	(l)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of April 30, 2007 and 2006, the 8,650,000 and 6,050,000 options outstanding respectively, have been excluded from diluted loss per share as they were anti-dilutive.

	(m)	Comprehensive income (loss)

The Company has adopted SFAS 130, “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes foreign currency translation adjustments.

	(n)	Development stage

The Company is a development stage company as defined in SFAS 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not yet commenced.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(o)	Concentration of credit risk

Cash is the only financial instrument that potentially subjects the Company to concentration of credit risk. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

	(p)	Recent accounting pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

	(q)	Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2007

4.	PROPERTY, PLANT AND EQUIPMENT

April 30,
2007

Office equipment	$91,415
Plant equipment	1,979,838
Laboratory equipment	25,865
Building	972,273
Land	171,717

3,241,108
Accumulated depreciation	(55,090)

Net book value	$3,186,018

During the period ended April 30, 2007, the Company did not amortize $1,973,097 of total plant equipment as utilization of the equipment will begin subsequent to period-end.

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

During the year ended January 31, 2007, a loan was granted from a third party company for $190,000. The loan bears interest at 8% per annum, compounded annually, and is due July 18, 2008. Interest expense paid for the three months ended April 30, 2007 totaled $3,706.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2007

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

At April 30, 2007, included in other receivables is Euro 3,697 (US $5,046) owed from a company with common directors and officers of Clyvia Technology for vehicle maintenance.

At April 30, 2007, included in accounts payable is Euro 3,066 (US $4,185) owed to a company with common directors and officers of Clyvia Technology for the use of a vehicle. Vehicle costs paid for the three months ended April 30, 2007 totaled Euro 2,577 (US $3,419).

At April 30, 2007, included in accounts payable is Euro 30,217 (US $41,241) owed to a company related to a managing director of Clyvia Technology for the purchase of plant equipment.

At April 30, 2007, included in accounts payable is CAD $95 (US $70) owed to a former officer and director of the Company.

At April 30, 2007, included in accounts payable is Euro 15,145 (US $20,671) owed to a director and officer of the Company for management fees and reimbursement of expenses.

Management fees paid to an officer and director of the Company for the three months ended April 30, 2007 totaled Euro 22,500 (US $29,649). Consulting fees paid to an officer of the Company for the three months ended April 30, 2007 $3,000. Wages paid to officers and directors of Clyvia Technology for the three months ended April 30, 2007 totaled Euro 26,250 (US $34,826). Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Lease fees paid to a company related to a managing director of Clyvia Technology for the three months ended April 30, 2007 totaled Euro 1,771 (US $2,350).

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2007

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
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2007

8.	COMMON STOCK (continued)

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

Stock Options

On May 17, 2005, the Company adopted a stock incentive plan (the “2005 Stock Option Plan”) to provide incentives to employees, directors, officers and consultants. The 2005 Stock Option Plan provides for the issuance of up to 6,420,750 options with a maximum term of five years. The maximum aggregate number of shares that may be optioned under the 2005 Stock Option Plan will be increased effective the first day of each of the Company’s fiscal quarters, beginning with the fiscal quarter commencing May 1, 2005, up to a maximum of 15% of the outstanding shares on the first day of the applicable quarter. The plan administrator has sole discretion to establish, waive or modify the vesting terms of the options.

On August 16, 2006, the Company adopted a second stock incentive plan (the “2006 Stock Option Plan”) to provide incentives to employees, directors, officers and consultants. The 2006 Stock Option Plan provides for the issuance of up to 6,000,000 options with a maximum term of five years. The maximum aggregate number of shares that may be optioned under the 2006 Stock Option Plan will be increased effective the first day of each of the Company’s fiscal quarters, beginning with the fiscal quarter commencing November 1, 2006, up to a maximum of 10% of the outstanding shares on the first day of the applicable quarter. The plan administrator has sole discretion to establish, waive or modify the vesting terms of the options.

		Weighted Average
	Number	Exercise Price

Options outstanding, beginning of the period	8,650,000	$1.06
Granted	-	-
Exercised	-	-
Expired	-	-
Options outstanding, April 30, 2007	8,650,000	$1.06

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2007

9.	STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

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

A summary of stock options outstanding at April 30, 2007, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

2005 Stock Option Plan
$ 1.09	250,000	3.70	$ 1.09	250,000	$ 1.09
$ 1.09	2,000,000	3.70	$ 1.09	2,000,000	$ 1.09
$ 1.09	2,000,000	3.70	$ 1.09	2,000,000	$ 1.09
$ 1.09	200,000	3.70	$ 1.09	200,000	$ 1.09
$ 1.09	700,000	3.70	$ 1.09	700,000	$ 1.09
$ 1.09	700,000	3.70	$ 1.09	700,000	$ 1.09
$ 1.09	200,000	3.70	$ 1.09	200,000	$ 1.09
$ 1.00	100,000	4.30	$ 1.00	100,000	$ 1.00
2006 Stock Option Plan
$ 1.00	1,000,000	4.30	$ 1.00	1,000,000	$ 1.00
$ 1.00	1,000,000	4.30	$ 1.00	1,000,000	$ 1.00
$ 1.00	500,000	4.30	$ 1.00	500,000	$ 1.00

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2007

9.	STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

On July 11, 2005, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	3.91%
Dividend yield rate	0.00%
Price volatility	117.00%
Weighted average expected life of options	4.95 years

On August 16, 2006, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.81%
Dividend yield rate	0.00%
Price volatility	76.47%
Weighted average expected life of options	5.0 years

The Company recognized stock-based compensation of $Nil during the three months ended April 30, 2007.

Warrants

Date	Issued	Outstanding	Exercise Price	Expiry Date

June 28, 2005	305,555	305,555	$ 1.08	June 27, 2007
July 27, 2005	404,762	404,762	$ 1.05	July 26, 2007
December 15, 2005	1,801,802	1,801,802	$ 1.35	December 15, 2007
May 4, 2006	442,478	442,478	$ 1.13	May 4, 2008
May 5, 2006	217,391	217,391	$ 1.15	May 5, 2008
June 12, 2006	217,391	217,391	$ 1.15	June 12, 2008
December 6, 2006	1,157,400	1,157,400	Euro 0.44 (US $0.57)	December 6, 2007

10.	SEGMENT INFORMATION

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
April 30, 2007

11.	COMMITMENTS

On July 1, 2005, the Company entered into a management services contract with a director and officer of the Company effective July 1, 2005, to pay monthly management fees of 5,000 Euro (US $6,824). The agreement also specifies a grant of options to purchase 250,000 shares of the Company’s common stock pursuant to the Company’s 2005 Stock Option Plan at an exercise price of $1.09 per share for a period of five years from the date of issuance. The stock options were granted July 11, 2005. The agreement is for a one-year term and shall automatically extend for additional one year terms on the anniversary date unless notice is given by the Company at least 90 days prior to renewal. On November 23, 2005, Clyvia Technology increased the monthly management fee to 7,500 Euro (US $10,236) effective January 1, 2006.

On July 1, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective July 1, 2005, to pay monthly management fees of 2,300 Euro (US $3,139) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year. On November 23, 2005, Clyvia Technology increased the monthly management fee to 5,000 Euro (US $6,824) effective January 1, 2006. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 9).

On September 1, 2005, Clyvia Technology entered into a lease agreement for tenancy of office space with a company related to a managing director of Clyvia Technology for a term of five years expiring September 1, 2010. The lease may be terminated by either party by providing twelve months notice. The lease agreement requires monthly lease payments of Euro 590 (US $805) plus taxes.

On November 24, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective January 1, 2006, to pay monthly management fees of 3,750 Euro (US $5,118) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract period is indefinite, may be terminated with one year notice and terminates at the age of 65. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 9).

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

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Clyvia” mean Clyvia Inc. (formerly “Rapa Mining Inc.”) and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended April 30, 2007 and changes in our financial condition from our fiscal year ended January 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended January 31, 2007.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred subsequent to our fiscal year ended January 31, 2007:

(1)

In February, 2007, Clyvia GmbH entered into a processing agreement with Heitzer Tankschutz & Mineralole (“Heitzer Tankschutz”) of Heinsberg, Germany. Under the terms of this processing agreement, Heitzer Tankschutz will deliver waste oil for processing at Clyvia GmbH’s pilot plant in Wegberg-Wildenrath, Germany. Clyvia GmbH will process the waste oil and will sell the resulting heating oil and diesel fuel to Heitzer Tankschutz at a price of EUR 0.21 per liter for heating oil and EUR 0.75 per liter for diesel fuel. To date, Clyvia GmbH has delivered approximately 36,000 liters of heating oil to Heitzer Tankschutz.

(2)	In April, 2007, Clyvia GmbH reached a tentative agreement with NKW Niederlausitzer Kompostwerke GmbH (“NKW”), based in the State of Brandenburg, in Southern Germany, for a Clyvia CL 500 fractional depolymerization plant. NKW has already received approval from the Environmental Authority for the State of Brandenburg to build the plant. NKW delivered a 20 tonne batch of polyethylene to Clyvia GmbH in May, 2007. The polyethylene delivered by NKW consisted of a single type of polyethylene that had been previously cleaned and sorted. Clyvia GmbH will use this batch of materials to conduct test runs at its pilot plant. We are currently in the process of running tests on the sample materials provided to us. We expect to have these tests completed within the next few weeks. If the test run is successful, we expect NKW to place an order for a Clyvia CL 500 plant to be constructed by Clyvia GmbH. NKW operates one of the biggest composting plants in the State of Brandenburg.

(3)

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

(4)

In May, 2007, we conducted another demonstration run at our pilot plant in Wegberg- Wildenrath, Germany, for representatives from the TÜV Rheinland Group (“TÜV”), an independent testing service hired by Clyvia GmbH to examine and confirm our claims with respect to the pilot plant’s functionality. The purpose of the TÜV examination is to confirm the input and product output claims made by us with respect to our fractional depolymerization system. The demonstration run was conducted using waste oil as the input product. A previous demonstration run had been conducted for TÜV representatives in November, 2006 and initially, we had expected a report from TÜV in January, 2007. However, due to scheduling conflicts at TÜV, there were delays in their issuing the report. TÜV’s report confirming our claims with respect to the pilot plant’s functionality was received just prior to filing this Quarterly Report

(5)

In late May, 2007, we received test results from an independent laboratory testing service, on the fuel output produced by our pilot plant from waste oil. The results of this report indicated that the output fuel met all of the DIN requirements for use as heating oil. Their report also indicated that the output fuel would have met the DIN requirements for use as diesel fuel, except that the sulfur content was too high. The laboratory report indicated that the sulfur content of the output fuel was 1800 ppm. This would allow the output fuel to be used as heating oil (with a maximum sulfur limit of 2,000 ppm), but not as diesel fuel (with a maximum sulfur limit of 50 ppm). In order to lower the sulfur content to acceptable levels, we are currently working to adjust the sodium emulsion used by us to remove sulfur from our output product. We expect to complete our adjustment efforts within the next few weeks. The excess sulfur problem does not occur when using bilge oil or plastics as the input materials for our fractional depolymerization process.

PLAN OF OPERATION

We have completed the construction, principal testing and commissioning of our fractional depolymerization pilot plant. In addition, we have completed large scale test runs of the pilot plant and have made minor technical adjustments to optimize the pilot plant’s fractional depolymerization process. We have engaged the services of the TÜV Rheinland Group (“TÜV”), an independent testing service, to prepare a report confirming that our pilot plant functions as claimed. We expect to receive TÜV’s final report sometime in June or July of 2007. Despite the delays in obtaining the report from TÜV, our pilot plant is currently in operation.

During the next twelve months, we intend to work on the following projects in order to improve the Fuel Technology by improving the quality of the output fuel produced by our fractional depolymerization process and increasing the types of input waste materials that can be processed by our fractional depolymerization process:

1.

Researching and testing various formulations of the sodium emulsion that we use to reduce the sulfur content of the fuel output produced from waste oil. Our current formulation is effective in reducing the sulfur content of the fuel output to the levels required for its use as heating oil. However, we are making minor adjustments to this formulation in order to reduce sulfur levels to those acceptable for diesel fuel. We expect to complete this process sometime within the next few weeks. The excess sulfur problem does not occur when using bilge oil or plastics as the input materials for our fractional depolymerization process. As a result, we do not expect to have to make additional adjustments to use the output fuel from bilge oil or plastics as diesel.

2.

Modifying the system so that it is able to produce diesel fuel or heating oil from bituminous substances, rubber and organic materials such as garden cuttings and wood. To date, no depolymerization process has been able to process these materials into usable oil. Clyvia GmbH has not yet been able to successfully depolymerize these materials; however, it believes that it should be chemically possible to process these materials into diesel fuel or heating oil. In order to do this, Clyvia GmbH intends to use a pyrolysis process to breakdown the input materials and then feeding the resulting oils through its fractional depolymerization system.

3.

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

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended April 30
				Percentage
	2007		2006	Increase /
				(Decrease)
Revenue	$10,291	$	NIL	N/A
Expenses	(314,071)		(224,835)	39.7%
Other Items	10,490		6,262	67.5%
Net Loss	$(293,290)		$(218,573)	34.2%

Revenue

During the three months ended April 30, 2007, we earned revenues of $10,291. These revenues were earned by us from the sale of heating oil to Heitzer Tankschutz & Mineralole (“Heitzer Tankschutz”) under the terms of our waste oil processing agreement with them. In addition to these amounts, we earned miscellaneous income of $13,267 during the three months ended April 30, 2007 for amounts charged by us for preparing a quote for Clyvia plants.

We are presently still in the development stage of our business. Although we have begun to sell heating oil under our processing agreement with Heitzer Tankschutz, our revenues from those sales have, thus far, been nominal. In addition, although we have earned some income from test runs conducted through our pilot plant of sample materials provided by prospective purchasers of our recycling/processing system, we have not completed the sale of any recycling/processing systems and there are no assurances that we will be able to do so in the future. Although we have entered into a number of distribution agreements for recycling/processing plants based on our Fuel Technology, there are no assurances that these agreements will result in any sales of our products or that we will be able to otherwise earn any significant revenues.

Operating Expenses

Our operating expenses for the three month periods ended April 30, 2007 and 2006 consisted of the following:

	Three Months Ended April 30,		Percentage
			Increase / (Decrease)
	2007	2006
Amortization	$13,924	$4,263	226.7%
Management Fees	67,475	61,778	9.2%
Professional Fees	66,376	73,279	(9.4)%
Other Operating Expenses	165,402	84,983	94.6%
Foreign Currency Loss	894	532	68.0%
Total Expenses	$314,071	$224,835	39.7%

Management fees represent amounts paid as compensation to our executive officers and the executive officers of Clyvia GmbH during the respective three month periods ended April 30, 2006 and 2007. The increase in management fees in the three months ended April 30, 2007 from the three months ended April 30, 2006 was primarily the result of increases in the monthly management fees paid to Walter Notter, our Chief Executive Officer and Chief Financial Officer, and Manfred Sappok, a managing director of Clyvia GmbH.

Professional fees consist primarily of amounts incurred for services provided in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

Other operating expenses consist primarily of amounts spent on salaries and wages, advertising, and travel, as well as other miscellaneous office expenses. Our other operating expenses were significantly higher for the three months ended April 30, 2007 because we significantly increased our marketing and business development activities as compared to three months ended April 30, 2006.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

			Percentage
	At April 30, 2007	At January 31, 2007	Increase / (Decrease)
Current Assets	$86,359	$344,881	(75.0)%
Current Liabilities	(437,600)	(330,560)	32.4%
Working Capital Surplus (Deficiency)	$(351,241)	$14,321	(2,552.6)%

As at April 30, 2007, we had bank indebtedness in the amount of $11,194. The decrease in our working capital from our year ended January 31, 2007 is largely attributable to the fact that we had only limited sources of financing and only nominal revenues during the period with which to pay for our expenses.

Cash Flows

	Three Months Ended April 30
	2007	2006
Cash Flows used in Operating Activities	$(206,890)	$(14,448)
Cash Flows used in Investing Activities	(78,404)	(1,315,686)
Cash Flows from Financing Activities	10,883	774,686
Effect of Foreign Currency Translation	2,551	52,897
Net Decrease in Cash During Period	$(271,860)	$(473,655)

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

The financial statements accompanying this Annual Report contemplate our continuation as a going concern. However, we have sustained substantial losses, have a limited operating history and are still in the development stage of our business. In the past, our principal source of financing has been sales of our equity securities made in private placement transactions. However, during the three months ended April 30, 2007, our only source of financing was bank indebtedness of approximately $10,883.

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

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change.(5)

3.3	Articles of Amendment changing name from Rapa Mining Inc. to Clyvia Inc. (9)

3.4	By-Laws.(1)

10.1	Mineral Property Option Agreement.(1)

10.2	Amendment Agreement to Mineral Property Option Agreement.(4)

10.3	Escrow Agreement.(2)

10.4	Amended Escrow Agreement.(3)

10.5	Share Purchase Agreement between Clyvia Capital Holding GmbH, Rapa Mining Inc., Clyvia Technology GmbH and Brian Cheston, dated for reference the 7th day of April, 2005.(7)

10.6	License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English).(9)

10.7	Management Services Agreement between Walter P.W. Notter and Clyvia Inc.

Exhibit Number	Description of Exhibit

(formerly “Rapa Mining Inc.”) dated effective as of June 30, 2005.(9)

10.8	Amendment to Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of July 11, 2005.(9)

10.9	Memorandum of Understanding Between Clyvia Technology GmbH and Wong Chee Wah.(10)

10.10	Property Purchase Agreement between Clyvia Technology GmbH (German subsidiary of Clyvia) and Stadtentwicklungsgesellschaft der Stadt Wegberg mbH (translated from German to English). (11)

10.11	Agreement between Clyvia Technology GmbH and HII GmbH Industrieanlagen Bau und Beratung (translated from German to English).(12)

10.12	Letter dated May 2, 2006 from Clyvia Technology GmbH to HII GmbH (translated from German to English). (12)

10.13	Exclusive Distribution Contract between Clyvia Technology GmbH and Bureau Wiebes & Partners Ltd. (translated from German to English). (12)

10.14	Exclusive Distribution Contract between Clyvia Technology GmbH and Energy Recycling Systems Sarl (translated from German to English). (12)

10.15	Exclusive Distribution Contract between Clyvia Technology GmbH and Grundstuecksgesellschaft FOCUS mbH & Co. Bau und Boden KG (translated from German to English). (12)

10.16	Letter Agreement amending the scope of non-exclusive distribution rights granted to Energy Recycling Systems Sarl (translated from German to English). (12)

10.17	Amended License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English). (12)

10.18	2005 Stock Option Plan.(8)

10.19	2006 Stock Option Plan.(13)

10.20	Non-Qualified Stock Option Agreement between Clyvia Inc. and Walter Notter dated effective as of August 16, 2006.(13)

10.21	Non-Qualified Stock Option Agreement between Clyvia Inc. and Manfred Sappok dated effective as of August 16, 2006.(13)

10.22	Non-Qualified Stock Option Agreement between Clyvia Inc. and Dieter Wagels dated effective as of August 16, 2006.(13)

10.23	Employment Contract between Clyvia Technology GmbH and Manfred Sappok (translated from German to English).(13)

10.24	Letter from Clyvia Technology GmbH to Manfred Sappok – Salary Increase (translated from German to English). (14)

10.25	Amendment Agreement to Employment Contract between Clyvia Technology GmbH, Manfred Sappok and Clyvia Inc. (14)

10.26	Employment Contract between Clyvia Technology GmbH and Dieter Wagels (translated from German to English).(13)

10.27	Amendment Agreement to Employment Contract between Clyvia Technology GmbH, Dieter Wagels and Clyvia Inc.(14)

10.28	Exclusive Distribution Agreement between Clyvia Technology GmbH and Energie Optimal GmbH (translated from German to English) .(15)

Exhibit Number	Description of Exhibit

14.1	Code of Ethics.(6)

21.1	List of Subsidiaries.(12)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16, 2004.

(2)	Filed with the SEC as an exhibit to Amendment No. 3 to our Registration Statement on Form SB-2/A filed on July 19, 2004.

(3)	Filed with the SEC as an exhibit to Amendment No. 4 to our Registration Statement on Form SB-2/A filed on August 10, 2004.

(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 30, 2004.

(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 18, 2005.

(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 2, 2005.

(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 18, 2005.

(8)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on August 25, 2005.

(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 23, 2005.

(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on December 23, 2005.

(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 1, 2006.

(12)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 16, 2006.

(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 28, 2006.

(14)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 14, 2006.

(15)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 16, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLYVIA INC.

Date:	June 19, 2007	By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
President, Treasurer,
Chief Executive Officer and Chief Financial Officer
Director
(Principal Executive Officer
and Principal Accounting Officer)