Form 10QSB
period 2007-07-31
CLYVIA INC
filed 2007-09-19
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]   Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2007

[   ]  Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-50930

CLYVIA INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0415276
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 13, 2007, the Issuer had 102,351,779 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

CLYVIA INC.

(formerly Rapa Mining Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

July 31, 2007
(Unaudited)

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

July 31,
2007

ASSETS

Current Assets
Other receivables	$97,528
Other receivables –related parties (Note 7)	4,286
Prepaid expenses	11,822
Deferred tax asset, less valuation allowance $936,250	-
Total Current Assets	113,636

Property, plant and equipment (Note 4)	3,272,854

Total Assets	$3,386,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Bank indebtedness	$10,036
Accounts payable and accrued liabilities	289,404
Accounts payable and accrued liabilities –related parties (Note 7)	124,574
Deposit –unearned revenue	20,481
Total Current Liabilities	444,495

Loans payable (Note 5)	751,613

Total Liabilities	1,196,108

Commitments (Note 11)

Stockholders’ Equity
Common stock (Note 8)
Authorized
525,000,000 common shares, par value $0.001
Issued and outstanding
102,351,779 common shares	102,352
Additional paid-in capital	14,231,240
Accumulated other comprehensive income:
Foreign currency cumulative translation adjustment	574,420
Deficit accumulated during the development stage	(12,717,630)

Total Stockholders’ Equity	2,190,382

Total Liabilities and Stockholders’ Equity	$3,386,490

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six	Six	Three	Three
	From Inception	Months	Months	Months	Months
	(December 21,	Ended	Ended	Ended	Ended
	2004) to July 31,	July 31,	July 31,	July 31,	July 31,
	2007	2007	2006	2007	2006

REVENUE	$13,136	$13,136	$-	$2,845	$-

EXPENSES

Amortization	122,264	81,098	11,445	67,174	7,182
Management fees	476,489	137,121	126,661	69,646	64,883
Professional fees	907,673	232,021	134,829	165,645	61,550
Other operating expenses	1,025,692	295,839	216,730	130,437	131,747
Stock-based compensation	9,963,954	577,156	-	577,156	-
Foreign currency loss	258,502	950	1,465	56	932

	12,754,574	1,324,185	491,130	1,010,114	266,294

LOSS BEFORE OTHER ITEMS
AND INCOME TAXES	(12,741,438)	(1,311,049)	(491,130)	(1,007,269)	(266,294)

OTHER ITEMS
Interest expense	(23,155)	(14,951)	-	(11,245)	-
Interest income	23,176	1,309	12,741	380	6,544
Miscellaneous income	23,787	13,267	5,498	-	5,434

LOSS BEFORE INCOME TAXES	(12,717,630)	(1,311,424)	(472,891)	(1,018,134)	(254,316)

Provision for income taxes	-	-	-	-	-

NET LOSS	(12,717,630)	(1,311,424)	(472,891)	(1,018,134)	(254,316)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	574,420	146,119	39,694	(1,508)	11,243

COMPREHENSIVE LOSS	$(12,143,210)	$(1,165,305)	$(433,197)	$(1,019,642)	$(243,073)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		102,351,779	100,700,437	102,351,779	101,071,255

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six	Six
	From Inception	Months	Months
	(December 21,	Ended	Ended
	2004) to July 31,	July 31,	July 31,
	2007	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(12,717,630)	$(1,311,424)	$(472,891)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	9,963,954	577,156	-
Amortization	121,721	80,555	10,011
Change in operating assets and liabilities
Increase in other receivables	(97,135)	(61,225)	(101,288)
Increase in other receivables –related parties	(4,209)	(4,209)	-
Decrease (increase) in prepaid expenses	(7,257)	29,387	(6,405)
Increase in accounts payable and accrued liabilities	501,137	225,741	105,581
Increase in accounts payable and accrued liabilities –related parties	123,289	123,289	-
Increase in deposit –unearned revenue	20,112	20,112	-
Increase in accrued interest payable	22,175	13,970	541

Net cash used in operating activities	(2,073,843)	(306,648)	(464,451)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of capital assets	(3,419,162)	(229,713)	(2,267,920)

Net cash used in investing activities	(3,419,162)	(229,713)	(2,267,920)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank indebtedness	9,855	9,855	-
Cash acquired from Clyvia Inc.	7,654	-	-
Advances to related parties, net of repayments	-	-	24,686
Issuance of common stock for cash	4,383,267	-	1,000,000
Proceeds from loans payable	438,052	248,052	190,000

Net cash provided by financing activities	4,838,828	257,907	1,214,686

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	654,177	6,594	59,183

NET DECREASE IN CASH	-	(271,860)	(1,458,502)

CASH, BEGINNING OF PERIOD	-	271,860	2,089,518

CASH, END OF PERIOD	$-	$-	$631,016

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2007

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required by the accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at July 31, 2007 and for all periods presented, have been included. Interim results for the period ended July 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
July 31, 2007

2.	GOING CONCERN (continued)

The operations of the Company have primarily been funded by the sale of common stock and loans received. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms to the Company.

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
July 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Prepaid expenses

Prepaid expenses consist primarily of prepaid rent and insurance.

(e) Other receivables

Other receivables consist primarily of Value Added Tax in Germany.

(f) Property, plant and equipment

Property, plant and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized.

The Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

Office equipment	3-13 years
Plant equipment	10-13 years
Laboratory equipment	14 years
Building	33.33 years

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
July 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(i)	Fair value of financial instruments

The Company's financial instruments consist of cash, other receivables, accounts payable and accrued liabilities and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of July 31, 2007 and 2006, the 9,870,000 and 6,050,000 options outstanding respectively, have been excluded from diluted loss per share as they were anti-dilutive.

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(n)	Development stage

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(p) Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available- for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2007

4.	PROPERTY, PLANT AND EQUIPMENT

July 31,
2007

Office equipment	$93,069
Plant equipment	2,130,529
Laboratory equipment	27,190
Building	972,562
Land	171,768

3,395,118
Accumulated depreciation	(122,264)

Net book value	$3,272,854

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

5.	LOANS PAYABLE

During the six months ended July 31, 2007, a loan was granted from a third party company for Euro 35,000 (US -$47,788). The loan bears interest at 8.5% per annum and is due September 30, 2007. Interest expense accrued for the six and three months ended July 31, 2007 totaled Euro 0 (US -$0) and Euro 0 (US -$0), respectively.

During the six months ended July 31, 2007, a loan was granted from a third party company for Euro 150,000 (US -$204,805). In addition, the same third party company agreed to reclassify Euro 210,000 (US -$286,728) of accounts payable to loans payable. The loans bear interest at 8.5% per annum and were due August 31, 2007. Subsequent to July 31, 2007, the loans were extended to December 31, 2007. Interest expense accrued for the six and three months ended July 31, 2007 totaled Euro 4,765 (US -$6,455) and Euro 4,765 (US - $6,455), respectively.

During the year ended January 31, 2007, a loan was granted from a third party company for $190,000. The loan bears interest at 8% per annum, compounded annually, and is due July 18, 2008. Interest expense accrued for the six and three months ended July 31, 2007 totaled $7,581 and 3,875, respectively.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2007

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

At July 31, 2007, included in other receivables –related parties is Euro 3,139 (US -$4,286) owed from a company with common directors and officers of Clyvia Technology for vehicle maintenance. Net Vehicle costs paid for the six and three months ended July 31, 2007 totaled Euro 5,610 (US -$7,528) and Euro 3,033 (US -$4,109), respectively.

At July 31, 2007, included in accounts payable is Euro 46,634 (US -$63,672) owed to a company related to a managing director of Clyvia Technology for the purchase of plant equipment.

At July 31, 2007, included in accounts payable and accrued liabilities –related parties is Euro 5,669 (US - $7,740) owed to an individual related to a managing director of Clyvia Technology for scientific consulting services.

At July 31, 2007, included in accounts payable is CAD $95 (US -$90) owed to a former officer and director of the Company.

At July 31, 2007, included in accounts payable is Euro 38,870 (US -$53,072) owed to a director and officer of the Company for management fees and reimbursement of expenses.

Management fees paid to an officer and director of the Company for the six and three months ended July 31, 2007 totaled Euro 45,000 (US -$60,732) and Euro 22,500 (US $31,084), respectively. Consulting fees paid to an officer of the Company for the six and three months ended July 31, 2007 totaled $6,000 and $3,000, respectively. Wages paid to officers and directors of Clyvia Technology for the six and three months ended July 31, 2007 totaled Euro 52,500 (US -$70,389) and Euro 26,250 (US -$35,562). Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2007

7.	RELATED PARTY TRANSACTIONS (continued)

Lease fees paid to a company related to a managing director of Clyvia Technology for the six and three months ended July 31, 2007 totaled Euro 3,702 (US -$4,966) and Euro 1,931 (US $2,616).

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
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2007

8.	COMMON STOCK (continued)

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

On December 6, 2006, the Company issued 1,157,400 units at a price of Euro 0.432 (US -$0.57) per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of Euro 500,000 (US $661,250). Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of Euro 0.44 (US -$0.57) per share for a period of one year from the date of closing. A finder’s fee of Euro 50,000 (US -$66,450) equal to 10% of the proceeds of the private placement was paid on December 12, 2006 to a company in consideration for its efforts in arranging the private placement.

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

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2007

9.	STOCK OPTIONS AND WARRANTS (continued) Stock Options (continued)

		Weighted Average
	Number	Exercise Price

Options outstanding, beginning of the period	8,650,000	$ 1.06
Granted	1,220,000	0.40
Exercised	-	-
Expired	-	-
Options outstanding, July 31, 2007	9,870,000	$ 0.98

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

On July 12, 2007, the Company granted stock options to officers and directors and consultants under the 2006 Stock Option Plan, to acquire a total of 1,220,000 shares of common stock exercisable at a price of $0.40 per share up to July 12, 2007.

A summary of stock options outstanding at July 31, 2007, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

2005 Stock Option Plan
$ 1.09	6,050,000	2.94	$ 1.09	6,050,000	$ 1.09
$ 1.00	100,000	4.04	$ 1.00	100,000	$ 1.00
2006 Stock Option Plan
$ 1.00	2,500,000	4.04	$ 1.00	1,000,000	$ 1.00
$ 0.40	1,220,000	4.95	$ 0.40	1,000,000	$ 0.40

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2007

9.	STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

On July 11, 2005, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	3.91%
Dividend yield rate	0.00%
Price volatility	117.00%
Weighted average expected life of options	4.95 years

On August 16, 2006, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.81%
Dividend yield rate	0.00%
Price volatility	76.47%
Weighted average expected life of options	5.0 years

On July 12, 2007, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	5.03%
Dividend yield rate	0.00%
Price volatility	101.45%
Weighted average expected life of options	5.0 years

The Company recognized stock-based compensation of $577,156 during the three months ended July 31, 2007.

Warrants

		Weighted Average
	Number	Exercise Price

Warrants outstanding, beginning of the period	4,546,779	$1.07
Granted	-	-
Exercised	-	-
Expired	710,317	1.06
Warrants outstanding, July 31, 2007	3,836,462	$1.07

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2007

9.	STOCK OPTIONS AND WARRANTS (continued) Warrants (continued)

A summary of warrants outstanding at July 31, 2007, is as follows:

Date	Issued	Outstanding	Exercise Price	Expiry Date

December 15, 2005	1,801,802	1,801,802	$ 1.35	December 15, 2007
May 4, 2006	442,478	442,478	$ 1.13	May 4, 2008
May 5, 2006	217,391	217,391	$ 1.15	May 5, 2008
June 12, 2006	217,391	217,391	$ 1.15	June 12, 2008
December 6, 2006	1,157,400	1,157,400	Euro 0.44 (US $0.57)	December 6, 2007

10.	SEGMENT INFORMATION

The Company’s operations following the acquisition of Clyvia Technology were conducted in one reportable segment, being the development and commercialization of the process known as catalytic depolymerization, in Germany. All of the Company’s property, plant and equipment are located in Germany.

11.	COMMITMENTS

On July 1, 2005, the Company entered into a management services contract with a director and officer of the Company effective July 1, 2005, to pay monthly management fees of 5,000 Euro (US -$6,827). The agreement also specifies a grant of options to purchase 250,000 shares of the Company’s common stock pursuant to the Company’s 2005 Stock Option Plan at an exercise price of $1.09 per share for a period of five years from the date of issuance. The stock options were granted July 11, 2005. The agreement is for a one- year term and shall automatically extend for additional one year terms on the anniversary date unless notice is given by the Company at least 90 days prior to renewal. On November 23, 2005, Clyvia Technology increased the monthly management fee to 7,500 Euro (US -$10,240) effective January 1, 2006.

On July 1, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective July 1, 2005, to pay monthly management fees of 2,300 Euro (US -$3,140) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year. On November 23, 2005, Clyvia Technology increased the monthly management fee to 5,000 Euro (US -$6,827) effective January 1, 2006. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 9).

CLYVIA INC.
(formerly Rapa Mining Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2007

11.	COMMITMENTS (continued)

On September 1, 2005, Clyvia Technology entered into a lease agreement for tenancy of office space with a company related to a managing director of Clyvia Technology for a term of five years expiring September 1, 2010. The lease may be terminated by either party by providing twelve months notice. The lease agreement requires monthly lease payments of Euro 590 (US -$806) plus taxes.

On November 24, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective January 1, 2006, to pay monthly management fees of 3,750 Euro (US -$5,120) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract period is indefinite, may be terminated with one year notice and terminates at the age of 65. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 9).

12.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative
	Amounts from
	Inception
	(December 21,	Six Months	Six Months
	2004) to	Ended	Ended
	July 31,	July 31,	July 31,
	2007	2007	2006

Cash paid for:
Interest	$916	$916	$-
Income taxes	$-	$-	$-

13.	SUBSEQUENT EVENT

On August 29, 2007, a loan was granted from a third party company for Euro 35,000 (US -$47,788). The loan bears interest at 8% per annum and is due by either party providing one month’s notice at the end of a given month beginning December 31, 2007.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six month period ended July 31, 2007 and changes in our financial condition from our fiscal year ended January 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended January 31, 2007.

Through our wholly owned German subsidiary, Clyvia Technology GmbH (“Clyvia GmbH”), we are in the process of developing, marketing and selling a proprietary technology that utilizes a process known as fractional depolymerization to produce diesel fuel and heating oil from various types of recyclable waste materials (the “Fuel Technology”). We plan to earn revenues from the sale and construction of recycling/processing plants and from the sale of diesel fuel and heating oil produced at Clyvia GmbH’s pilot plant located in Wegberg-Wildenrath, Germany.

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred subsequent to our fiscal quarter ended April 30, 2007:

1.

In May, 2007, we conducted a demonstration run at our pilot plant in Wegberg-Wildenrath, Germany, for representatives from the TÜV Rheinland Group (“TÜV”), an independent testing service hired by Clyvia GmbH to examine and confirm our claims with respect to the pilot plant’s functionality. The purpose of the TÜV examination was to confirm the input and product output claims made by us with respect to our fractional depolymerization system when using waste oil as the input product. The demonstration run was conducted using waste oil as the input product. The output fuel produced from the demonstration run was sent to independent laboratories to confirm that it met the necessary specifications for use as heating oil and diesel fuel. In late May, 2007, we received confirmation that the output fuel meets all of the necessary specifications for heating oil. Utilizing a specialized sodium emulsion, we were able to lower the sulphur content of the output fuel even further, such that, in June, 2007, independent laboratory tests reported that the output fuel was well below the 50 ppm limit set by European diesel norm DIN EN 590, thus confirming that the output fuel meets all of the requirements for use as diesel fuel. In late July, 2007, TÜV certified all aspects of our process for converting waste oil into heating oil or diesel fuel. We are now working to obtain certification from TÜV with respect to our process for converting waste plastics into heating oil and diesel fuel.

2.

On July 12, 2007, our board of directors approved the grant of an aggregate of 1,220,000 options pursuant to our 2006 Stock Option Plan. The options granted are fully vested, have an exercise price of $0.40 per share and expire on July 12, 2012. The options were granted to certain officers and consultants.

3.

In August 2007, Clyvia GmbH applied to the European Patent Office to patent a chemical process used to stabilize unsaturated hydrocarbons in processed diesel and heating oil. We developed this process to prevent the output diesel and heating oil from turning black upon being exposed to oxygen. It is common for oil refineries to resolve this problem by artificially saturating the unsaturated hydrocarbons with hydrogen molecules using a process known as hydrogenation. However, this process is expensive. Our process involves feeding the diesel fuel and heating oil produced from our fractional depolymerization process into a secondary distillation facility that stabilizes the unsaturated hydrocarbons.

4.

In August 2007, Clyvia GmbH entered into a contract (the “Oeko Contract”) with Oeko + Bio Technologies AG (“Oeko Bio”) pursuant to which Clyvia GmbH agreed to produce 5 CL 500 processing installations to be based on its fractional depolymerization technology. The CL 500 plants are to be designed for the purpose of processing used bilge oils produced by shipping boats on the Rhine River, and other forms of waste oil, into diesel fuel and heating oil. The Oeko Contract calls for Clyvia GmbH to be paid EUR 14,250,000 ($19,522,500) for the 5 CL 500 plants and for the preparation of documents necessary to obtain operating permits for the plants. The purchase price for the CL 500 plants is to be placed by Oeko Bio into a trust account, and released to Clyvia GmbH upon Clyvia GmbH demonstrating that it has achieved certain milestones. The exact timing for the delivery of the CL 500 plants has not yet been determined, however, Clyvia GmbH expects to receive a test batch of the bilge oils to be processed in late September, 2007. Oeko Bio is a company based in Stuttgart, Germany that focuses on environmentally friendly energy technologies. Oeko Bio is currently in the process of setting up an investment fund that will finance the purchase price. Readers are cautioned that Oeko Bio’s ability to pay the purchase price for the CL 500 plants ordered is contingent upon it raising sufficient financing. There are no assurances that Oeko Bio will be able to obtain financing in an amount sufficient to enable it to purchase the ordered CL 500 plants.

5.

In late August, 2007, we conducted a demonstration run at our pilot plant for representatives from TÜV in order to obtain to their certification regarding the functionality of our pilot plant when using plastics such as polyethylene or polypropylene as the input material. The output fuel produced in the demonstration run was sent to an independent laboratory to confirm that it meets the necessary requirements for use as heating oil and diesel fuel.

6.

On August 27, 2007, we terminated our agreement with Energie Optimal GmbH. The agreement, signed in April, 2007, had provided Energie Optimal with the right to become Clyvia GmbH’s exclusive worldwide distributor provided that it paid Clyvia GmbH a deposit of approximately EUR 36,750,000. We terminated our agreement with Energie Optimal for failing to provide the deposit within the required time frame.

PLAN OF OPERATION

We have completed the construction, principal testing and commissioning of our fractional depolymerization pilot plant. In addition, we have completed large scale test runs of the pilot plant and have made minor technical adjustments to optimize the pilot plant’s fractional depolymerization process. We have obtained a report from TÜV Rheinland Group (“TÜV”), an independent testing service, confirming that our pilot plant functions as claimed when waste oil is used as the input substance. We are currently working to obtain TÜV certification of our pilot plants functionality when using plastics as the input product. We expect to receive TÜV’s final report sometime in September or October of 2007.

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

2.

Modifying the system to enable it to capture chlorine gas byproducts given off when input materials containing chlorine (such as PVC’s) are processed. In order to solve the problem of toxic gas outputs, Clyvia GmbH is exploring the use of reagent materials to bind the chlorine as a common salt within the reactor system, allowing it to be disposed of in an environmentally friendly manner. Over the next three months, Clyvia intends to carry out tests to demonstrate this process.

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

We anticipate spending approximately EUR 2,000,000 (approximately $2,740,000) in pursuing the above plan of operation over the next twelve months. We currently do not have sufficient working capital to meet our anticipated needs for the next twelve months. We have not earned any significant revenues to date and there are no assurances that we will be able to do so in the future. In addition, we can not provide any assurances that our actual working capital needs for the next twelve months will not exceed the amounts that we have estimated. If we require additional financing, it is anticipated that such additional financing will likely be in the form of equity financing, as we do not expect there to be substantial debt financing available to us at this stage of our business.

Currently, we do not have any additional financing arrangements in place and there are no assurances that we will be able to obtain sufficient additional financing if needed. If we are not able to obtain sufficient financing, we may scale down our proposed plan of operation as necessary.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second	Second
	Quarter	Quarter	Percentage	Six Months	Six Months	Percentage
	Ended July	Ended July	Increase /	Ended July	Ended July	Increase /
	31, 2007	31, 2006	(Decrease)	31, 2007	31, 2006	(Decrease)
Revenue	$2,845	$--	n/a	$13,136	$--	n/a
Expenses	(1,010,114)	(266,294)	279.3%	(1,324,185)	(491,130)	169.6%
Other Items	(10,865)	11,978	(190.7)%	375	18,239	(97.9)%
Net Loss Before Taxes	$(1,018,134)	$(254,316)	300.3%	$(1,311,424)	$(472,891)	177.3%

Revenue

During the six months ended July 31, 2007, we earned revenues of $13,136. These revenues were earned by us from the sale of heating oil to Heitzer Tankschutz & Mineralole (“Heitzer Tankschutz”) under the terms of our waste oil processing agreement with them. In addition to these amounts, we earned miscellaneous income of $13,267 during the six months ended July 31, 2007 for amounts charged by us for preparing a quote for Clyvia plants.

We are presently still in the development stage of our business. We have begun to sell heating oil under our processing agreement with Heitzer Tankschutz; however, our revenues from those sales have been nominal thus far. In addition, although we have earned some income from test runs conducted through our pilot plant of sample materials provided by prospective purchasers of our recycling/processing system, we have not completed the sale of any recycling/processing systems and there are no assurances that we will be able to do so in the future. Although we have entered into a number of distribution agreements for recycling/processing plants based on our Fuel Technology, there are no assurances that these agreements will result in any sales of our products or that we will be able to otherwise earn any significant revenues.

Operating Expenses

Our operating expenses for the three and six month periods ended July 31, 2007 and 2006 consisted of the following:

					Six
	Second	Second			Months
	Quarter	Quarter	Percentage	Six Months	Ended	Percentage
	Ended July	Ended July	Increase /	Ended July	July 31,	Increase /
	31, 2007	31, 2006	(Decrease)	31, 2007	2006	(Decrease)
Amortization	$67,174	$7,182	835.3%	$81,098	$11,445	608.6%

Management Fees	69,646	64,883	7.3%	137,121	126,661	8.3%

Professional Fees	165,645	61,550	169.1%	232,021	134,829	72.1%

Other Operating	130,437	131,747	(1.0)%	295,839	216,730	36.5%
Expenses
Stock Based	577,156	--	n/a	577,156	--	n/a
Compensation
Foreign Exchange	56	932	(94.0)%	950	1,465	(35.2)%
Loss
Total Operating Expenses	$1,010,114	$266,294	279.3%	1,324,185	$491,130	169.6%

Management fees represent amounts paid as compensation to our executive officers and the executive officers of Clyvia GmbH during the respective three and six month periods ended July 31, 2007 and 2006. The slight increase in management fees in the three and six month periods ended July 31, 2007 from the three and six month periods ended July 31, 2006 was primarily the result of changes in foreign exchange rates.

Professional fees consist primarily of amounts incurred for certain investor relations services and for legal and accounting services provided in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

Other operating expenses consist primarily of amounts spent on salaries and wages, advertising, and travel, as well as other miscellaneous office expenses. The increased other operating expenses during the six months ended July 31, 2007 relate to additional marketing and business development activities undertaken during the period.

Stock based compensation represents the fair value of options granted during the period. During the three months ended July 31, 2007, we issued options to purchase up to 1,220,000 shares of our common stock at an exercise price of $0.40 per share.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At July 31, 2007	At January 31, 2007	Increase / (Decrease)
Current Assets	$113,636	$344,881	(67.1)%
Current Liabilities	(444,495)	(330,560)	34.5%
Working Capital Surplus (Deficiency)	$(330,859)	$14,321	(2,410.3)%

As at July 31, 2007, we had bank indebtedness in the amount of $10,036. Included in current liabilities are approximately $124,574 due to related parties primarily on account of amounts owed for the purchase of plant and equipment and unpaid management fees and reimbursable expenses. The decrease in our working capital from our year ended January 31, 2007 is largely attributable to the fact that we had only limited sources of financing and only nominal revenues during the period with which to pay for our expenses.

Cash Flows
	Six Months Ended	Six Months Ended
	July 31, 2007	July 31, 2006
Cash Flows used in Operating Activities	$(306,648)	$(464,451)
Cash Flows used in Investing Activities	(229,713)	(2,267,920)
Cash Flows from Financing Activities	257,907	1,214,686
Effect of Foreign Currency Translation	6,594	59,183
Net Decrease in Cash During Period	$(271,860)	$(1,458,502)

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

The financial statements accompanying this Quarterly Report contemplate our continuation as a going concern. However, we have sustained substantial losses, have a limited operating history and are still in the development stage of our business. In the past, our principal source of financing has been sales of our equity securities made in private placement transactions and short-term debt financing. During the six months ended July 31, 2007, our sole sources of financing were short-term bank loans and short-term loans from third parties.

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

Oeko Bio does not currently have sufficient financial resources to pay the purchase price for the ordered CL 500 plants as set out in the Oeko Contract. Oeko Bio has informed Clyvia GmbH that they are seeking to obtain financing sufficient to allow them to meet their obligations under the Oeko Contract. However, there are no assurances that Oeko Bio will be able to obtain sufficient financing and there are no assurances that we will receive the purchase price or any other payments from Oeko Bio.

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

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

Except as otherwise disclosed elsewhere in this Quarterly Report, all information required to be disclosed in a Current Report on Form 8-K during the period covered by this Quarterly Report has been previously disclosed by the filing of such reports on Form 8-K.

ITEM 6.           EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change.(5)

3.3	Articles of Amendment changing name from Rapa Mining Inc. to Clyvia Inc. (9)

3.4	By-Laws.(1)

10.1	Mineral Property Option Agreement.(1)

10.2	Amendment Agreement to Mineral Property Option Agreement.(4)

10.3	Escrow Agreement.(2)

10.4	Amended Escrow Agreement.(3)

10.5	Share Purchase Agreement between Clyvia Capital Holding GmbH, Rapa Mining Inc., Clyvia Technology GmbH and Brian Cheston, dated for reference the 7th day of April, 2005.(7)

10.6	License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English).(9)

10.7	Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of June 30, 2005.(9)

Exhibit
Number	Description of Exhibit

10.8	Amendment to Management Services Agreement between Walter P.W. Notter and Clyvia Inc. (formerly “Rapa Mining Inc.”) dated effective as of July 11, 2005.(9)

10.9	Memorandum of Understanding Between Clyvia Technology GmbH and Wong Chee Wah.(10)

10.10	Property Purchase Agreement between Clyvia Technology GmbH (German subsidiary of Clyvia) and Stadtentwicklungsgesellschaft der Stadt Wegberg mbH (translated from German to English). (11)

10.11	Agreement between Clyvia Technology GmbH and HII GmbH Industrieanlagen Bau und Beratung (translated from German to English).(12)

10.12	Letter dated May 2, 2006 from Clyvia Technology GmbH to HII GmbH (translated from German to English). (12)

10.13	Exclusive Distribution Contract between Clyvia Technology GmbH and Bureau Wiebes & Partners Ltd. (translated from German to English). (12)

10.14	Exclusive Distribution Contract between Clyvia Technology GmbH and Energy Recycling Systems Sarl (translated from German to English). (12)

10.15	Exclusive Distribution Contract between Clyvia Technology GmbH and Grundstuecksgesellschaft FOCUS mbH & Co. Bau und Boden KG (translated from German to English). (12)

10.16	Letter Agreement amending the scope of non-exclusive distribution rights granted to Energy Recycling Systems Sarl (translated from German to English). (12)

10.17	Amended License Agreement between ECO Impact GmbH and Clyvia Technology GmbH (translated from German to English). (12)

10.18	2005 Stock Option Plan.(8)

10.19	2006 Stock Option Plan.(13)

10.20	Non-Qualified Stock Option Agreement between Clyvia Inc. and Walter Notter dated effective as of August 16, 2006.(13)

10.21	Non-Qualified Stock Option Agreement between Clyvia Inc. and Manfred Sappok dated effective as of August 16, 2006.(13)

10.22	Non-Qualified Stock Option Agreement between Clyvia Inc. and Dieter Wagels dated effective as of August 16, 2006.(13)

10.23	Employment Contract between Clyvia Technology GmbH and Manfred Sappok (translated from German to English).(13)

10.24	Letter from Clyvia Technology GmbH to Manfred Sappok – Salary Increase (translated from German to English). (14)

10.25	Amendment Agreement to Employment Contract between Clyvia Technology GmbH, Manfred Sappok and Clyvia Inc. (14)

10.26	Employment Contract between Clyvia Technology GmbH and Dieter Wagels (translated from German to English).(13)

10.27	Amendment Agreement to Employment Contract between Clyvia Technology GmbH, Dieter Wagels and Clyvia Inc.(14)

10.28	Exclusive Distribution Agreement between Clyvia Technology GmbH and Energie Optimal GmbH (translated from German to English).(15)

10.29	Non-Qualified Stock Option Agreement between Clyvia Inc. and Walter P.W.

Exhibit
Number	Description of Exhibit

Notter dated effective as of July 12, 2007.(16)

10.30	Non-Qualified Stock Option Agreement between Clyvia Inc. and John Boschert dated effective as of July 12, 2007.(16)

14.1	Code of Ethics.(6)

21.1	List of Subsidiaries.(12)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16, 2004.
(2)	Filed with the SEC as an exhibit to Amendment No. 3 to our Registration Statement on Form SB-2/A filed on July 19, 2004.
(3)	Filed with the SEC as an exhibit to Amendment No. 4 to our Registration Statement on Form SB-2/A filed on August 10, 2004.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 30, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 18, 2005.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 2, 2005.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 18, 2005.
(8)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on August 25, 2005.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 23, 2005.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on December 23, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 1, 2006.
(12)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 16, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 28, 2006.
(14)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 14, 2006.
(15)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 16, 2007.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 18, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLYVIA INC.

Date:	September 19, 2007	By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
President, Treasurer,
Chief Executive Officer and Chief Financial Officer
Director
(Principal Executive Officer
and Principal Accounting Officer)