Form 10QSB
period 2007-10-31
CLYVIA INC
filed 2007-12-26
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 12, 2007, the Issuer had 102,351,779 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

CLYVIA INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

October 31, 2007
(Unaudited)

CLYVIA INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

October 31,
2007

ASSETS

Current Assets
Other receivables	$58,488
Other receivables –related parties (Note 7)	8,725
Prepaid expenses	9,908
Deferred tax asset, less valuation allowance $1,055,343	-
Total Current Assets	77,121

Property, plant and equipment (Note 4)	3,419,255

Total Assets	$3,496,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Bank indebtedness	$37,843
Accounts payable and accrued liabilities	386,424
Accounts payable and accrued liabilities –related parties (Note 7)	193,154
Total Current Liabilities	617,421

Loans payable (Note 5)	910,043

Total Liabilities	1,527,464

Commitments (Note 11)

Stockholders’ Equity
Common stock (Note 8)
Authorized
525,000,000 common shares, par value $0.001
Issued and outstanding
102,351,779 common shares	102,352
Additional paid-in capital	14,231,240
Accumulated other comprehensive income:
Foreign currency cumulative translation adjustment	703,223
Deficit accumulated during the development stage	(13,067,903)

Total Stockholders’ Equity	1,968,912

Total Liabilities and Stockholders’ Equity	$3,496,376

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Nine	Nine	Three	Three
	From Inception	Months	Months	Months	Months
	(December 21,	Ended	Ended	Ended	Ended
	2004) to October 31,	October 31,	October 31,	October 31,	October 31,
	2007	2007	2006	2007	2006

REVENUE	$17,907	$17,907	$-	$4,771	$-

EXPENSES

Amortization	193,083	151,917	24,658	70,819	13,213
Management fees	547,214	207,846	191,749	70,725	65,088
Professional fees	957,525	281,873	211,437	49,852	76,608
Other operating expenses	1,166,516	436,663	366,182	140,824	149,452
Stock-based compensation	9,963,954	577,156	2,340,000	-	2,340,000
Foreign currency loss	263,333	5,781	1,549	4,831	84

	13,091,625	1,661,236	3,135,575	337,051	2,644,445

LOSS BEFORE OTHER ITEMS
AND INCOME TAXES	(13,073,718)	(1,643,329)	(3,135,575)	(332,280)	(2,644,445)

OTHER ITEMS
Interest expense	(41,433)	(33,229)	-	(18,278)	-
Interest income	23,461	1,594	14,681	285	1,940
Miscellaneous income (recovery)	23,787	13,267	3,505	-	(1,993)

LOSS BEFORE INCOME TAXES	(13,067,903)	(1,661,697)	(3,117,389)	(350,273)	(2,644,498)

Provision for income taxes	-	-	-	-	-

NET LOSS	(13,067,903)	(1,661,697)	(3,117,389)	(350,273)	(2,644,498)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	703,223	274,922	36,969	128,803	(2,725)

COMPREHENSIVE LOSS	$(12,364,680)	$(1,386,775)	$(3,080,420)	$(221,470)	$(2,647,223)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.01)	$(0.03)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		102,351,779	100,866,893	102,351,779	98,515,317

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Nine	Nine
	From Inception	Months	Months
	(December 21,	Ended	Ended
	2004) to October 31,	October 31,	October 31,
	2007	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(13,067,903)	$(1,661,697)	$(3,117,389)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	9,963,954	577,156	2,340,000
Amortization	191,820	150,654	24,660
Change in operating assets and liabilities
Increase in other receivables	(56,028)	(20,118)	(9,472)
Increase in other receivables –related parties	(8,218)	(8,218)	-
Decrease (increase) in prepaid expenses	(4,477)	32,167	4,354
Increase (decrease) in accounts payable and accrued liabilities	583,601	308,205	(80,442)
Increase in accounts payable and accrued liabilities –related parties	187,287	187,287	-
Increase in accrued interest payable	38,849	30,644	4,373

Net cash used in operating activities	(2,171,115)	(403,920)	(833,916)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of capital assets	(3,458,410)	(268,961)	(2,463,076)

Net cash used in investing activities	(3,458,410)	(268,961)	(2,463,076)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank indebtedness	35,644	35,644	-
Cash acquired from Clyvia Inc.	7,654	-	-
Advances to related parties, net of repayments	-	-	24,686
Issuance of common stock for cash	4,383,267	-	1,000,000
Proceeds from loans payable	546,096	356,096	190,000

Net cash provided by financing activities	4,972,661	391,740	1,214,686

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	656,864	9,281	53,500

NET DECREASE IN CASH	-	(271,860)	(2,028,806)

CASH, BEGINNING OF PERIOD	-	271,860	2,089,518

CASH, END OF PERIOD	$-	$-	$60,712

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2007

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

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required by the accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at October 31, 2007 and for all periods presented, have been included. Interim results for the period ended October 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
October 31, 2007

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
October 31, 2007

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
October 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(i) Fair value of financial instruments

The Company's financial instruments consist of cash, other receivables, other receivables –related parties, accounts payable and accrued liabilities, accounts payable and accrued liabilities –related parties and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

(l) Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of October 31, 2007 and 2006, the 9,870,000 and 6,050,000 options outstanding respectively, have been excluded from diluted loss per share as they were anti-dilutive.

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
October 31, 2007

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

(p) Recent accounting pronouncement

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

The Company does not expect that the adoption of this new accounting pronouncement will have a significant effect on its financial statements.

(q) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2007

4.	PROPERTY, PLANT AND EQUIPMENT

October 31,
2007

Office equipment	$97,967
Plant equipment	2,281,196
Laboratory equipment	28,620
Building	1,023,747
Land	180,808
3,612,338
Accumulated depreciation	(193,083)

Net book value	$3,419,255

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

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2007

5.	LOANS PAYABLE

During the nine months ended October 31, 2007, two loans were granted from a third party company totaling Euro 70,000 (US -$100,865). The loans bear interest at 8% per annum and are due by either party providing one month’s notice at the end of a given month beginning December 31, 2007. Interest expense accrued for the nine and three months ended October 31, 2007 totaled Euro 606 (US -$873) and Euro 606 (US -$873), respectively.

During the nine months ended October 31, 2007, a loan was granted from a third party company for Euro 35,000 (US -$50,432). The loan bears interest at 8.5% per annum and was due September 30, 2007. On September 26, 2007, the loan was extended until December 31, 2007. Interest expense accrued for the nine and three months ended October 31, 2007 totaled Euro 758 (US -$1,092) and Euro 758 (US -$1,092), respectively.

During the nine months ended October 31, 2007, a loan was granted from a third party company for Euro 150,000 (US -$216,138). In addition, the same third party company agreed to reclassify Euro 210,000 (US - $302,593) of accounts payable to loans payable. The loans bear interest at 8.5% per annum and were due August 31, 2007. Subsequent to August 31, 2007, the loans were extended to December 31, 2007. Interest expense accrued for the nine and three months ended October 31, 2007 totaled Euro 12,580 (US -$18,127) and Euro 7,815 (US -$11,261), respectively.

During the nine months ended October 31, 2007, a loan was granted from a third party company for $10,000. The loan is unsecured, non-interest bearing and due on demand.

During the year ended January 31, 2007, a loan was granted from a third party company for $190,000. The loan bears interest at 8% per annum, compounded annually, and is due July 18, 2008. Interest expense accrued for the nine and three months ended October 31, 2007 totaled $11,719 and 4,138, respectively.

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

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2007

7.	RELATED PARTY TRANSACTIONS

Other receivables

At October 31, 2007, included in other receivables –related parties is Euro 5,013 (US -$7,223) owed from a company with a common director and officer of Clyvia Technology for vehicle maintenance. Net Vehicle costs paid for the nine and three months ended October 31, 2007 totaled Euro 8,237 (US -$11,181) and Euro 2,627 (US -$3,653), respectively.

At October 31, 2007, included in other receivables –related parties is Euro 1,042 (US -$1,502) owed to a company with a common director and officer of Clyvia Technology for various operating expenses.

Accounts payable and accrued liabilities

At October 31, 2007, included in accounts payable and accrued liabilities –related parties is Euro 66,819 (US - $96,281) owed to a company related to a managing director of Clyvia Technology for the purchase of plant equipment.

At October 31, 2007, included in accounts payable and accrued liabilities –related parties is Euro 3,289 (US - $4,739) owed to an individual related to a managing director of Clyvia Technology for scientific consulting services.

At October 31, 2007, included in accounts payable and accrued liabilities –related parties is CAD $95 (US - $101) owed to a former officer and director of the Company.

At October 31, 2007, included in accounts payable and accrued liabilities –related parties is $2,783 owed to a director and officer of the Company for management fees and reimbursement of expenses.

At October 31, 2007, included in accounts payable and accrued liabilities –related parties is Euro 61,939 (US - $89,250) owed to a director and officer of the Company for management fees and reimbursement of expenses.

Other

Management fees paid to an officer and director of the Company for the nine and three months ended October 31, 2007 totaled Euro 67,500 (US -$91,950) and Euro 22,500 (US -$31,217), respectively. Consulting fees paid to an officer of the Company for the nine and three months ended October 31, 2007 totaled $9,000 and $3,000, respectively. Wages paid to officers and directors of Clyvia Technology for the nine and three months ended October 31, 2007 totaled Euro 78,750 (US -$106,896) and Euro 26,250 (US -$36,508). Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Lease fees paid to a company related to a managing director of Clyvia Technology for the nine and three months ended October 31, 2007 totaled Euro 5,474 (US -$7,429) and Euro 1,771 (US -$2,463).

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2007

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
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2007

8.	COMMON STOCK (continued)

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

		Weighted Average
	Number	Exercise Price

Options outstanding, beginning of the period	8,650,000	$1.06
Granted	1,220,000	0.40
Exercised	-	-
Expired	-	-
Options outstanding, October 31, 2007	9,870,000	$0.98

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2007

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

On July 12, 2007, the Company granted stock options to officers and directors and consultants under the 2006 Stock Option Plan, to acquire a total of 1,220,000 shares of common stock exercisable at a price of $0.40 per share up to July 12, 2012.

A summary of stock options outstanding at October 31, 2007, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

2005 Stock Option Plan
$ 1.09	6,050,000	2.44	$ 1.09	6,050,000	$ 1.09
$ 1.00	100,000	3.54	$ 1.00	100,000	$ 1.00
2006 Stock Option Plan
$ 1.00	2,500,000	3.54	$ 1.00	1,000,000	$ 1.00
$ 0.40	1,220,000	4.44	$ 0.40	1,000,000	$ 0.40

On July 11, 2005, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	3.91%
Dividend yield rate	0.00%
Price volatility	117.00%
Weighted average expected life of options	4.95 years

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2007

9.	STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

On August 16, 2006, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.81%
Dividend yield rate	0.00%
Price volatility	76.47%
Weighted average expected life of options	5.0 years

On July 12, 2007, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	5.03%
Dividend yield rate	0.00%
Price volatility	101.45%
Weighted average expected life of options	5.0 years

The Company recognized stock-based compensation of $577,156 during the nine months ended October 31, 2007.

Warrants

		Weighted Average
	Number	Exercise Price

Warrants outstanding, beginning of the period	4,546,779	$1.07
Granted	-	-
Exercised	-	-
Expired	710,317	1.06
Warrants outstanding, October 31, 2007	3,836,462	$1.07

A summary of warrants outstanding at October 31, 2007, is as follows:

Date	Issued	Outstanding	Exercise Price	Expiry Date

December 15, 2005	1,801,802	1,801,802	$ 1.35	December 15, 2007
May 4, 2006	442,478	442,478	$ 1.13	May 4, 2008
May 5, 2006	217,391	217,391	$ 1.15	May 5, 2008
June 12, 2006	217,391	217,391	$ 1.15	June 12, 2008
December 6, 2006	1,157,400	1,157,400	Euro 0.44 (US $0.57)	December 6, 2007
				(subsequently expired)

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2007

10.	SEGMENT INFORMATION

The Company’s operations following the acquisition of Clyvia Technology were conducted in one reportable segment, being the development and commercialization of the process known as catalytic depolymerization, in Germany. All of the Company’s property, plant and equipment are located in Germany.

11.	COMMITMENTS

On July 1, 2005, the Company entered into a management services contract with a director and officer of the Company effective July 1, 2005, to pay monthly management fees of 5,000 Euro (US -$7,205). The agreement also specifies a grant of options to purchase 250,000 shares of the Company’s common stock pursuant to the Company’s 2005 Stock Option Plan at an exercise price of $1.09 per share for a period of five years from the date of issuance. The stock options were granted July 11, 2005. The agreement is for a one- year term and shall automatically extend for additional one year terms on the anniversary date unless notice is given by the Company at least 90 days prior to renewal. On November 23, 2005, Clyvia Technology increased the monthly management fee to 7,500 Euro (US -$10,807) effective January 1, 2006.

On July 1, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective July 1, 2005, to pay monthly management fees of 2,300 Euro (US -$3,314) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year. On November 23, 2005, Clyvia Technology increased the monthly management fee to 5,000 Euro (US -$7,205) effective January 1, 2006. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 9).

On September 1, 2005, Clyvia Technology entered into a lease agreement for tenancy of office space with a company related to a managing director of Clyvia Technology for a term of five years expiring September 1, 2010. The lease may be terminated by either party by providing twelve months notice. The lease agreement requires monthly lease payments of Euro 590 (US -$850) plus taxes.

On November 24, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective January 1, 2006, to pay monthly management fees of 3,750 Euro (US -$5,404) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract period is indefinite, may be terminated with one year notice and terminates at the age of 65. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 9).

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
October 31, 2007

12.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative
	Amounts from
	Inception
	(December 21,	Nine Months	Nine Months
	2004) to	Ended	Ended
	October 31,	October 31,	October 31,
	2007	2007	2006

Cash paid for:
Interest	$2,290	$2,290	$-
Income taxes	$-	$-	$-

13.	SUBSEQUENT EVENT

On October 30, 2007, a loan was granted from a third party company for Euro 20,000 (US -$28,818). The loan bears interest at 8% per annum and is due by either party providing one month’s notice at the end of a given month beginning December 31, 2007. The funds were received subsequent to October 31, 2007.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine month period ended October 31, 2007 and changes in our financial condition from our fiscal year ended January 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended January 31, 2007.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred subsequent to our fiscal quarter ended July 31, 2007:

1.

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

2.

In August 2007, Clyvia GmbH entered into a contract (the “Oeko Contract”) with Oeko + Bio Technologies AG (“Oeko Bio”) pursuant to which Clyvia GmbH agreed to produce 5 CL 500 processing installations to be based on its fractional depolymerization technology. The CL 500 plants are to be designed for the purpose of processing used bilge oils produced by shipping boats on the Rhine River, and other forms of waste oil, into diesel fuel and heating oil. The Oeko Contract calls for Clyvia GmbH to be paid EUR 14,250,000 ($19,522,500) for the 5 CL 500 plants and for the preparation of documents necessary to obtain operating permits for the plants. The purchase price for the CL 500 plants is to be placed by Oeko Bio into a trust account, and released to Clyvia GmbH upon Clyvia GmbH demonstrating that it has achieved certain milestones. The exact timing for the delivery of the CL 500 plants has not yet been determined. In November, 2007, a test batch of the bilge oils was received and tested. A report has been prepared and provided to Oeko Bio. Oeko Bio is a company based in Stuttgart, Germany that focuses on environmentally friendly energy technologies. Oeko Bio is currently in the process of setting up an investment fund that will finance the purchase price. Oeko Bio has informed us that it has received approval from the Bundesamt für Finanzaufsicht (BaFin), the German financial supervisory authority, and has begun the financing process.

Readers are cautioned that Oeko Bio’s ability to pay the purchase price for the CL 500 plants ordered is contingent upon it raising sufficient financing. There are no assurances that Oeko Bio will be able to obtain financing in an amount sufficient to enable it to purchase the ordered CL 500 plants.

3.

In late August 2007, we conducted a demonstration run at our pilot plant for representatives from TÜV Rheinland Group (“TÜV”) in order to obtain to their certification regarding the functionality of our pilot plant when using plastics such as polyethylene or polypropylene as the input material. The output fuel produced in the demonstration run was sent to an independent laboratory to confirm that it meets the necessary requirements for use as heating oil and diesel fuel. Results from the independent laboratory were received at the end of September 2007. These results indicated that, of a total of about 20 test criteria set out under European diesel standard DIN EN 590, the output product from the plastics test run met all of the test criteria except for the following 4: density, flash point, filterability and sulphur content. Although our team at Clyvia GmbH believes that these issues can be resolved, a second test run provided similar results. We intend to make further adjustments and to conduct a third test run in mid- January, 2008.

4.

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

5.

In October 2007, we received notice that an objection had been filed against the patent granted by the German Patent and Trademark Office (the “GPTO”) for our Fuel Technology, and that our patent had been revoked. An appeal has been filed with the GPTO by our patent attorneys. Our appeal of this matter could take up to one year to complete. During the appeal process, our patent rights will remain in tact. Although we believe that our appeal will be successful, there is no assurance of this. If our appeal is unsuccessful, competitors may be able to copy our technology and/or we could be prevented from using the technology at issue.

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

We anticipate spending approximately EUR 2,000,000 (approximately $2,882,200) in pursuing the above plan of operation over the next twelve months. We currently do not have sufficient working capital to meet our anticipated needs for the next twelve months. We have not earned any significant revenues to date and there are no assurances that we will be able to do so in the future. In addition, we can not provide any assurances that our actual working capital needs for the next twelve months will not exceed the amounts that we have estimated. If we require additional financing, it is anticipated that such additional financing will likely be in the form of equity financing, as we do not expect there to be substantial debt financing available to us at this stage of our business.

Currently, we do not have any additional financing arrangements in place and there are no assurances that we will be able to obtain sufficient additional financing if needed. If we are not able to obtain sufficient financing, we may scale down our proposed plan of operation as necessary.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months	Three Months		Nine Months	Nine Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$4,771	$--	n/a	$17,907	$--	n/a
Expenses	(337,051)	(2,644,445)	(87.3)%	(1,661,236)	(3,135,575)	(47.0)%
Other Items	(17,993)	(53)	33,849.1%	(18,368)	18,186	(201.0)%
Net Loss	$(350,273)	$(2,644,498)	(86.8)%	$(1,661,697)	$(3,117,389)	(46.7)%
Before Taxes

Revenue

During the nine months ended October 31, 2007, we earned revenues of $17,907. These revenues were earned by us from the sale of heating oil to Heitzer Tankschutz & Mineralole (“Heitzer Tankschutz”) under the terms of our waste oil processing agreement with them. In addition to these amounts, we earned miscellaneous income of $13,267 during the nine months ended October 31, 2007 for amounts charged by us for preparing a quote for Clyvia plants.

We are presently still in the development stage of our business. We have begun to sell heating oil under our processing agreement with Heitzer Tankschutz; however, our revenues from those sales have been nominal thus far. In addition, although we have earned some income from test runs conducted through our pilot plant of sample materials provided by prospective purchasers of our recycling/processing system, we have not completed the sale of any recycling/processing systems and there are no assurances that we will be able to do so in the future. Although we have entered into a number of distribution agreements for recycling/processing plants based on our Fuel Technology, there are no assurances that these agreements will result in any actual sales of our products or that we will be able to otherwise earn any significant revenues.

Operating Expenses

Our operating expenses for the three and nine month periods ended October 31, 2007 and 2006 consisted of the following:

	Three	Three
	Months	Months		Nine Months	Nine Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Amortization	$70,819	$13,213	436.0%	$151,917	$24,658	516.1%

Management Fees	70,725	65,088	8.7%	207,846	191,749	8.4%

Professional Fees	49,852	76,608	(34.9)%	281,873	211,437	33.3%

Other Operating	140,824	149,452	(5.8)%	436,663	366,182	19.2%
Expenses
Stock Based	--	2,340,000	(100)%	577,156	2,340,000	(75.3)%
Compensation
Foreign Currency Loss	4,831	84	5,651.2%	5,781	1,549	273.2%

Total Operating	$337,051	$2,644,445	(87.3)%	$1,661,236	$3,135,575	(47.0)%
Expenses

Management fees represent amounts paid as compensation to our executive officers and the executive officers of Clyvia GmbH during the respective three and nine month periods ended October 31, 2007 and 2006. The slight increase in management fees in the three and nine month periods ended October 31, 2007 from the three and nine month periods ended October 31, 2006 was primarily the result of changes in foreign exchange rates.

Professional fees consist primarily of amounts incurred for certain investor relations services and for legal and accounting services provided in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

Other operating expenses consist primarily of amounts spent on salaries and wages, advertising, and travel, as well as other miscellaneous office expenses. The increased other operating expenses during the nine months ended October 31, 2007 relate to additional marketing and business development activities undertaken during the period.

Stock based compensation represents the fair value of options granted during the period. The decrease in stock based compensation during the three months ended October 31, 2007 was due to the fact that we did not issue any options to purchase shares of our common stock.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At October 31, 2007	At January 31, 2007	Increase / (Decrease)
Current Assets	$77,121	$344,881	(77.6)%
Current Liabilities	(617,421)	(330,560)	86.8%
Working Capital Surplus	$(540,300)	$14,321	(3,872.8)%
(Deficiency)

As at October 31, 2007, we had bank indebtedness in the amount of $37,843. Included in current liabilities are approximately $193,154 due to related parties primarily on account of amounts owed for the purchase of plant and equipment and unpaid management fees and reimbursable expenses. The decrease in our working capital from our year ended January 31, 2007 is largely attributable to the fact that our only significant sources of financing during the period were short-term loans obtained from third parties.

Cash Flows
	Nine Months Ended	Nine Months Ended
	October 31, 2007	October 31, 2006
Cash Flows used in Operating Activities	$(403,920)	$(833,916)
Cash Flows used in Investing Activities	(268,961)	(2,463,076)
Cash Flows from Financing Activities	391,740	1,214,686
Effect of Foreign Currency Translation	9,281	53,500
Net Decrease in Cash During Period	$(271,860)	$(2,028,806)

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

The financial statements accompanying this Quarterly Report contemplate our continuation as a going concern. However, we have sustained substantial losses, have a limited operating history and are still in the development stage of our business. In the past, our principal source of financing has been sales of our equity securities made in private placement transactions and short-term debt financing. During the nine months ended October 31, 2007, our sole sources of financing were short-term bank loans and short-term loans from third parties.

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

Asserting And Defending Intellectual Property Rights May Impact Results Of Operations

The success of our business may depend on our ability to protect our proprietary process and technology from competitors. Our pilot plant and the recycling/processing plants that we will attempt to sell are based on our own technology, for which we were granted a patent from the GPTO. An objection has been filed with the GPTO against our patent. Although we have filed an appeal against this objection, there is no assurance that our appeal will be granted. If we are unsuccessful in our appeal, we may lose our patent rights to the Fuel Technology. If this occurs, competitors may be able to copy our technologies or we may be prevented from using the technologies in question.

Even if our appeal is granted, in the future we may be required to defend our intellectual property rights through litigation. The financial cost of such litigation could have a material impact on our financial condition even if we are successful in developing and marketing products and in defending any of our intellectual property rights, of which there is no assurance. Furthermore, an adverse outcome in any litigation or interference proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. In addition, a finding that any of our intellectual property rights are invalid could allow competitors to more easily and cost-effectively compete. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on our business, financial condition and results of operations.

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

CLYVIA INC.

Date:	December 22, 2007	By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
President, Treasurer,
Chief Executive Officer and Chief Financial Officer
Director
(Principal Executive Officer
and Principal Accounting Officer)