Form 10-K
period 2008-01-31
CLYVIA INC
filed 2008-06-16
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-50930

CLYVIA INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0415276
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1480 Gulf Road, # 204
Point Roberts, WA	98281
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(360) 306-1133

Securities registered pursuant to Section 12(b) of the Act:	NONE.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $16,675,890 based on a price of $0.50, being the average of the closing bid and ask price for the registrant’s common stock as quoted on the OTC Bulletin
Board on July 31, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 30, 2008, the registrant had 102,351,779 shares of common stock outstanding.

CLYVIA INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 31, 2008

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Clyvia USA,” and the “Company” mean Clyvia Inc., unless otherwise indicated.

All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.               BUSINESS.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred during our January 31, 2008 fiscal year:

1.

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

2.

In April, 2007, Clyvia GmbH reached a tentative agreement with NKW Niederlausitzer Kompostwerke GmbH (“NKW”), based in the State of Brandenburg, in Southern Germany, for a Clyvia CL 500 fractional depolymerization plant. NKW operates one of the biggest composting plants in the State of Brandenburg. NKW has received approval from the Environmental Authority for the State of Brandenburg to build the plant. NKW delivered a 20 tonne batch of polyethylene to Clyvia GmbH in May 2007. The polyethylene delivered by NKW consisted of a single type of polyethylene that had been previously cleaned and sorted. Clyvia GmbH used this batch of materials to conduct test runs at its pilot plant, and in October 2007, determined that the materials could successfully be converted into heating oil and diesel fuel although further testing for the conversion of plastics is ongoing (see below). NKW has not yet placed a formal order for a Clyvia CL 500 plant due to financing difficulties. Although we hope that this issue will be resolved shortly, there is no assurance that NKW will be able to complete the purchase of a fractional depolymerization plant from Clyvia GmbH.

3.	In May 2007, Clyvia GmbH conducted a demonstration run at our pilot plant in Wegberg-Wildenrath, Germany, for representatives from the TÜV Rheinland Group (“TÜV”), an independent testing service hired by Clyvia GmbH to examine and confirm our claims with respect to the pilot plant’s functionality. The purpose of the TÜV examination was to confirm the input and product output claims made by us with respect to our fractional depolymerization system when using waste oil as the input product. The output fuel produced from the demonstration run was sent to independent laboratories to confirm that it met the necessary specifications for use as heating oil and diesel fuel. In late May 2007, Clyvia GmbH received confirmation that the output fuel meets all of the necessary specifications for heating oil. Utilizing a specialized sodium emulsion, Clyvia GmbH was able to lower the sulfur content of the output fuel, such that, in June, 2007, independent laboratory tests reported that the output fuel was well below the 50 ppm limit set by European diesel norm DIN EN 590, thus confirming that the output fuel meets all of the requirements for use as diesel fuel as well. In late July 2007, TÜV certified all aspects of our process for converting waste oil into heating oil or diesel fuel. Clyvia GmbH has also carried out several tests with TÜV concerning the use of plastics as the input material for our fractional depolymerization process. See below.

4.

On July 12, 2007, our board of directors approved the grant of an aggregate of 1,220,000 options pursuant to our 2006 Stock Option Plan. The options granted are fully vested, have an exercise price of $0.40 per share and expire on July 12, 2012. The options were granted to certain officers and consultants.

5.

In August 2007, Clyvia GmbH applied to the European Patent Office to patent a chemical process used to stabilize unsaturated hydrocarbons in processed diesel and heating oil. We developed this process to prevent the output diesel and heating oil from turning black upon being exposed to oxygen. It is common for oil refineries to resolve this problem by artificially saturating the unsaturated hydrocarbons with hydrogen molecules using a process known as hydrogenation. However, this process is expensive. The Clyvia GmbH process involves feeding the diesel fuel and heating oil produced from our fractional depolymerization process into a secondary distillation facility that stabilizes the unsaturated hydrocarbons. As of the date of filing of this Annual Report, this patent application was still being examined by the EPO.

6.

In August 2007, Clyvia GmbH entered into a contract (the “Oeko Contract”) with Oeko + Bio Technologies AG (“Oeko Bio”) pursuant to which Clyvia GmbH agreed to produce 5 CL 500 processing installations to be based on its fractional depolymerization technology. The CL 500 plants are to be designed for the purpose of processing used bilge oils produced by shipping boats on the Rhine River, and other forms of waste oil, into diesel fuel and heating oil. The Oeko Contract calls for Clyvia GmbH to be paid EUR 14,250,000 (approximately $21,064,350) for the 5 CL 500 plants and for the preparation of documents necessary to obtain operating permits for the plants. The purchase price for the CL 500 plants is to be placed by Oeko Bio into a trust account, and released to Clyvia GmbH upon Clyvia GmbH demonstrating that it has achieved certain milestones. The exact timing for the delivery of the CL 500 plants has not yet been determined. In November 2007, a test batch of the bilge oils was received and tested by Clyvia GmbH and a report was prepared and provided to Oeko Bio. Oeko Bio is a company based in Stuttgart, Germany that focuses on environmentally friendly energy technologies. Oeko Bio is currently in the process of setting up an investment fund that will finance the purchase price. Oeko Bio has informed us that it has received approval from the Bundesamt für Finanzaufsicht (BaFin), the German financial supervisory authority, and has begun the financing process. Readers are cautioned that Oeko Bio’s ability to pay the purchase price for the CL 500 plants ordered is contingent upon it raising sufficient financing. There are no assurances that Oeko Bio will be able to obtain financing in an amount sufficient to enable it to purchase the ordered CL 500 plants

7.

In late August 2007, we conducted a demonstration run at our pilot plant for representatives from TÜV in order to obtain to their certification regarding the functionality of our pilot plant when using plastics (such as polyethylene or polypropylene) as the input material. The output fuel produced in the demonstration run was sent to an independent laboratory to confirm that it meets the necessary requirements for use as heating oil and diesel fuel. Results from the independent laboratory were received at the end of September 2007. These results indicated that, of a total of about 20 test criteria set out under European diesel standard DIN EN 590, the output product from the plastics test run met all of the test criteria except for the following 4: density, flash point, filterability and sulfur content. Our team at Clyvia GmbH believes that it has resolved all of these issues except for the density issue. Testing with respect to the conversion of polyethylene and polypropylene is ongoing, with additional tests expected to be conducted with the participation of TÜV sometime in mid-to-late 2008.

8.

In August 2007, the distribution rights granted to Mr. Wong Chee Wah in September 2005 for Singapore, Thailand, Burma, Japan, China, Taiwan, Australia, New Zealand, Korea, Malaysia, Indonesia, the Philippines and India automatically expired as a result of Mr. Wong’s failure to generate any orders for recycling/processing plants based on our Fuel Technology.

9.

On August 27, 2007, Clyvia GmbH terminated its worldwide exclusive license agreement with Energie Optimal GmbH (“Energie Optimal”). The agreement, entered into by Clyvia GmbH in April 2007, granted Energie Optimal the right to become the exclusive worldwide distributor for Clyvia fractional depolymerization systems if it provided Clyvia GmbH with a non-refundable deposit equal to 15% of the purchase price for 100 fractional depolymerization plants by the end of August 2007. Based on a suggested minimum price per plant of EUR 2,450,000 (approximately $3,621,590) as quoted to Energie Optimal, the amount of the deposit required was equal to approximately EUR 36,750,000 (approximately $54,323,850). The agreement with Energie Optimal was terminated because Energie Optimal failed to provide the deposit within the required time frame.

10.

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

11.

In February 2008, we conducted a test run of our pilot plant in order to determine the efficiency of our fractional depolymerization system. The test was conducted using 300 kilograms of waste oil as the input product. Our tests revealed that the 300 kilograms of waste oil was converted successfully into 250 kilograms of heating oil. The 50 kilograms of product lost during the process was used as combustible energy during conversion. As a result, we anticipate that our fractional depolymerization plants will be able to convert 80% of the waste oils fed into our systems into usable heating oil. Similar results were obtained when using polymers or plastics such as polyethylene and polypropylene as the input substance.

12.

In April 2008, we commissioned the Central Customs Office in Cologne to analyze the diesel fuel produced from our pilot plant using plastics such as polyethylene or polypropylene as the input material. The results from Cologne Office indicate that the diesel fuel produced from plastics satisfied the requirements of German Energy Tax Law.

13.

On April 25, 2008, Clyvia GmbH entered into an agreement with Biotherm Technologie AG (“Biotherm”), whereby Biotherm agreed to act as Clyvia GmbH’s worldwide exclusive sales agent. Biotherm will seek to promote, advertise and generate sales for Clyvia GmbH’s products, and will also assist potential purchasers in arranging financing and will provide after sales servicing. In exchange, Clyvia GmbH has agreed to pay Biotherm a commission of 20% of the base price of any Clyvia GmbH products sold. Although the agreement grants Biotherm the right to act as Clyvia GmbH’s worldwide exclusive sales agent, Biotherm has agreed to honor the terms of any existing exclusive distribution agreements that Clyvia GmbH has in place.

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

In the Clyvia system, the input raw materials are to be fed into a reactor. The hydrocarbon molecules are then stored in the reactive chamber where a heated liquid and steam mixture is introduced, heating the compound to a reactive temperature of approximately 300°C to 400°C. Once the reactive temperature is reached, the longer hydrocarbon molecules of the input materials break down into shorter hydrocarbon molecules and evaporate. The evaporated hydrocarbon molecules are then led to a fractional distillation column which cools the vapor and extracts diesel and/or heating fuel. Whether heating oil or diesel is produced depends primarily upon the input substances fed into the system and the resulting level of sulfur in the output product. Generally, the higher the number of additives and/or impurities in the input product, the greater the sulfur content will be in the output product. Output fuels with higher sulfur contents are generally not suitable for use as diesel, but are suitable for use as heating oil. In order to reduce the sulfur content of the output product, depending upon the type of input materials, a desulfurization plant can be added downstream from the main reactor system.

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

In June 2006, Clyvia GmbH completed the construction of a fully functioning recycling/processing plant based on the Fuel Technology at its facility in Wegberg-Wildenrath, Germany. This pilot plant is used by Clyvia GmbH to demonstrate the Fuel Technology to potential customers and as a prototype, through which Clyvia GmbH is able to conduct ongoing research and development activities in an effort to improve the Fuel Technology. Using its pilot plant, Clyvia GmbH has demonstrated that its Fuel Technology can be effectively used to recycle/process used/waste oil, flushing oil and plastics into diesel fuel and heating oil.

In June 2007, representatives from the TÜV Rheinland Group (“TÜV”), an independent testing service hired by Clyvia GmbH, certified that our fractional depolymerization process does successfully convert waste oil into heating oil and diesel fuel, and that the output heating oil and diesel fuel meets the standards of European diesel norm DIN EN 590. The output fuel produced from a demonstration run conducted in May 2007 was sent to independent laboratories to confirm that it met the necessary specifications for heating oil and diesel fuel. The May 2007 results had indicated that the output fuel produced when using waste oil as the input product, but that the output fuel did not meet the sulfur limits required by DIN EN 590. This problem was solved by Clyvia GmbH in June 2007 by the use of a specialized sodium emulsion, which lowered the sulfur content of the output fuel to the 50 ppm limit set by DIN EN 590, leading to the certification from TÜV.

During 2007, Clyvia GmbH also conducted several tests under TÜV’s supervision concerning the use of plastics as an input material. In August 2007, Clyvia GmbH conducted a demonstration run under TÜV’s supervision using plastics such as polyethylene and polypropylene as the input materials. The fuel produced by our pilot plant from the plastic input materials was then sent to an independent laboratory for testing. Results from the independent laboratory were received at the end of September 2007, and indicated that the output fuel met all of the criteria set out under diesel standard DIN EN 590, except for the following 4: density, flash point, filterability and sulfur content. Our team at Clyvia GmbH believes that it has resolved all of these issues except for the density problem. Testing with respect to the conversion of polyethylene and polypropylene is ongoing, with additional tests expected to be conducted with the participation of TÜV sometime in mid-to-late 2008.

In February 2008, we conducted runs using our pilot plant to determine the efficiency of our fractional deploymerization system. When using 300 kilograms of waste oil as the input product, our test revealed that our pilot plant produced 250 kilograms of heating oil as the output product. The 50 kilograms of material lost in the process was used as combustible energy during the conversion procedure. Similar results were obtained when using polymers or plastics such as polyethylene and polypropylene as the input substance.

Future Projects

Although principal development of the Fuel Technology has been completed, we are continuing to engage in ongoing research and development projects related to the Fuel Technology. Currently, we are working to modify the system to enable it to capture chlorine gas byproducts given off when input materials containing chlorine (such as PVC’s) are processed. In order to solve the problem of toxic gas outputs, Clyvia GmbH is exploring the use of reagent materials to bind the chlorine as a common salt within the reactor system, allowing it to be disposed of in an environmentally friendly manner. Over the next three months, Clyvia intends to carry out tests to demonstrate this process.

In addition, one of our long term goals is to modifying the system so that it is able to produce diesel fuel or heating oil from bituminous substances, rubber and organic materials such as garden cuttings and wood. To date, no depolymerization process has been able to process these materials into usable oil. Clyvia GmbH has not yet been able to successfully depolymerize these materials; however, it believes that it should be chemically possible to process these materials into diesel fuel or heating oil. In order to do this, Clyvia GmbH intends to use a pyrolysis process to breakdown the input materials and then feed the resulting oils through its fractional depolymerization system. However, we due to our limited financial resources, we do not expect to make any significant progress in this area during our 2008-2009 fiscal year.

HISTORY OF THE FUEL TECHNOLOGY AND INTELLECTUAL PROPERTY RIGHTS

Clyvia GmbH’s involvement with the Fuel Technology began in 2004, when Manfred Sappok and Dieter Wagels, the founders of Clyvia GmbH, became interested in the chemical process known as fractional depolymerization, whereby waste oils, plastics and organic materials can be converted into heating oil and/or diesel, and became interested in developing commercial applications for this process. Around this time, through personal contacts, Dr. Sappok and Mr. Wagels became aware that ECO Impact GmbH (“ECO Impact”) was already developing a technology (the “ECO Impact Technology”) based on fractional depolymerization. After Dr. Sappok and Mr. Wagels contacted ECO Impact, they were informed that ECO Impact was no longer interested in the continued development of the ECO Impact Technology. As a result, Dr. Sappok and Mr. Wagels negotiated a license for the ECO Impact Technology on behalf of Clyvia GmbH, the company they had formed for the purpose of developing this technology. ECO Impact is an independent third party, and does not have any current role in the research and development activities currently carried on by Clyvia GmbH. The ECO Impact Technology is currently protected by two patent applications filed with the German Patent and Trademark Office (the “GPTO”). In 2004, Clyvia GmbH licensed rights to the ECO Impact Technology from ECO Impact. In May 2006, Clyvia GmbH and ECO Impact mutually agreed to cancel the terms of their license agreement. No consideration was paid to ECO Impact in exchange for their agreement to cancel the license agreement. The cancellation of the license agreement with ECO Impact is not expected to impact the development of our business as our factional depolymerization pilot plant is, and any future fractional depolymerization recycling/fuel processing plants that we intend to sell are expected to be, based upon our own patented technology, and will not incorporate the technologies that were previously licensed from ECO Impact.

In March 2005, Clyvia Capital Holding GmbH (now Inventa Holding GmbH), Clyvia GmbH’s former shareholder, filed a separate patent application with the GPTO on behalf of Clyvia GmbH for modifications to the ECO Impact Technology of Clyvia GmbH’s own design. In April 2006, the GPTO granted Clyvia GmbH a patent in respect of this application.

Patents on the Clyvia GmbH Process

In April 2006, the GPTO granted Clyvia GmbH a patent for modifications to the Fuel Technology process of Clyvia GmbH’s own design. The process designed by Clyvia GmbH involves pre-heating the input raw materials until they reach a liquid or pulpy consistency. Once the raw materials reach the desired consistency, they are pressure injected into a reactor mechanism that has been heated to vaporization temperatures. During the reactor phase, water and other vaporizable materials are removed for further processing. A scrubber device within the reactor cleans the inner surface by rotating a steel brush over it. This removes carbon deposits from the inner surface of the reactor which are then removed and transferred to the bituminous waste at the bottom.

The protection granted by this patent extends for a period of 20 years from the date the application was filed.

In October 2007, we received notice that an objection had been filed against the patent granted by the German Patent and Trademark Office (the “GPTO”) for our Fuel Technology, and that our patent had been revoked. An appeal has been filed with the GPTO by our patent attorneys. Our appeal of this matter could take up to one year to complete. During the appeal process, our patent rights will remain in tact. Although we believe that our appeal will be successful, there is no assurance of this. If our appeal is unsuccessful, competitors may be able to copy our technology.

In August 2007, Clyvia GmbH applied to the European Patent Office (the “EPO”) to patent a chemical process used to stabilize unsaturated hydrocarbons in processed diesel and heating oil. Clyvia GmbH developed this process prevent the output diesel and heating oil from turning black upon being exposed to oxygen. It is common for oil refineries to resolve this problem by artificially saturating the unstaturated hydrocarbons with hydrogen molecules using a process known as hydrogenation. However, this process is expensive. Our process involves feeding the diesel fuel and heating oil produced from our fractional depolymerization process into a secondary distillation facility that stabilizes the unsaturated hydrocarbons. As of the date of filing of this Annual Report, this patent application was still being examined by the EPO.

SALES AND LICENSING PLANS

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

Clyvia GmbH has a number of agreements with potential distributors who have agreed to act as sales agents for us. Readers are cautioned that we have not yet developed any systems for commercial sale, and there are no assurances that we will be successful in developing any commercially marketable recycling/processing systems based on the Fuel Technology.

Exclusive Agency Agreement with Biotherm Technologie AG

On April 25, 2008, Clyvia GmbH entered into an exclusive agency agreement with Biotherm Technologie AG (“Biotherm”), pursuant to which Biotherm has agreed to act as Clyvia GmbH’s worldwide and exclusive sales agent for Clyvia GmbH’s products. As Clyvia GmbH’s exclusive sales agent, Biotherm will seek to promote, advertise and generate sales for Clyvia GmbH’s products. In addition, Biotherm will assist potential customers in arranging financing for the purchase of Clyvia GmbH’s products, and will provide any purchasers with after sales service. In consideration for acting as Clyvia GmbH’s exclusive sales agent, Biotherm will be entitled to a commission of 20% of the base purchase price for any Clyvia GmbH products sold. Clyvia GmbH’s agreement with Biotherm extends for a period of 5 years, after which the agreement may be terminated by either party with at least 6 months advance notice.

Additional Distribution Agreements:

In addition to its agreement with Biotherm, Clyvia GmbH has entered into a number of exclusive and non-exclusive distribution agreements. Biotherm has agreed to honor any exclusive distribution rights currently in effect.

Clyvia GmbH has entered into exclusive distribution agreements with the following companies:

Distributor	Exclusive Territories	Non-Exclusive Territories
Energy Recycling Systems Sarl (“ERS”)	France, Spain, Portugal	Greece, Australia and Turkey. Poland and Russia (not including the area 50 km inland from the Baltic Sea coastline).
Grundstuecksgesellschaft FOCUS mbH & Co. Bau und Boden KG (“FOCUS”)	50 km inland from the Baltic Sea coastline of Poland, Lithuania, Latvia, Estonia, Finland, Sweden, Norway and Russia	None.

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

Each of the distribution agreements will extend for a period of 3 years after working prototypes have been developed and will automatically extend for an additional 3 year period unless notice of termination is provided at least 4 months prior to the expiration of the first 3 year term. However, if the distributor buys fewer than 5 systems from Clyvia GmbH in any given year covered by the contract, Clyvia GmbH may immediately terminate the distribution agreement. The pilot plant was commissioned in 2006, as a result, the 3 year term for these agreements began in 2006. Although neither of ERS or FOCUS have bought any fractional depolymerization plants from us, we have not terminated their distribution agreements. We have, however, terminated a distribution agreement with Bureau Wiebes & Partners Ltd. for the Netherlands that had substantially the same terms and conditions as the ERS and FOCUS distribution agreements.

In October 2006, ERS initiated efforts to obtain government licenses and approvals for the construction of Clyvia fractional depolymerization plants in France and Spain. They had initially indicated to us that they expected to obtain the necessary licenses and approvals from the French authorities by the end of December 2006, and from the Spanish authorities by the end of February 2007, however in early 2007, they informed us that the process would be delayed to the end of 2007. However, we have been informed by ERS that the approval process has again been delayed and that they now expect the approvals and license from both the French and Spanish authorities by mid-2008. We believe that the delays are a result of ERS delaying the approval process due to financing issues on their part, and do not reflect any problems related to obtaining governmental approval for our technologies. We do not have a binding commitment from ERS to order any Clyvia plants and there are no assurances that ERS will order or purchase any Clyvia plants.

In August 2007, all of the distribution rights granted by Clyvia GmbH in 2005 to Mr. Wong Chee Wah automatically expired. In September 2005 Clyvia GmbH executed a memorandum of understanding (the “MOU”) with Mr. Wong, a Singaporean businessman. Under the MOU, Mr. Wong was granted an exclusive sales license to market systems based on the Fuel Technology in Singapore, Thailand, Burma and Japan. However, because Mr. Wong was not able to generate any sales in these countries during the first 12 months of the MOU, Mr. Wong’s sales rights for these countries become non-exclusive. Mr. Wong was also granted a non-exclusive license to market the Fuel Technology in China, Taiwan, Australia, New Zealand, Korea, Malaysia, Indonesia, the Philippines and India. Because Mr. Wong was not able to generate any orders for recycling/processing systems based on our Fuel Technology, the MOU automatically expired.

In August 2007, Clyvia GmbH terminated its distribution agreement with Energie Optimal GmbH (“Energie Optimal”). In April 2007, Clyvia GmbH entered into a distribution agreement with Energie Optimal, based in Riegelsberg, Germany. Under the terms of this agreement, Clyvia GmbH agreed to grant Energie Optimal the right to become the exclusive worldwide distributor for Clyvia fractional depolymerization systems if it provided Clyvia GmbH with a non-refundable deposit equal to 15% of the purchase price for 100 fractional depolymerization plants by the end of August 2007. Based on a suggested minimum price per plant of EUR 2,450,000 (approximately $3,621,590) as quoted to Energie Optimal, the amount of the deposit required would have been equal to approximately EUR 36,750,000 (approximately $54,373,850). On August 27, 2007, we terminated our agreement with Energie Optimal as Energie Optimal failed to provide the deposit with the required time frame.

At the end of 2007, Clyvia GmbH terminated its distribution agreement with HII GmbH Industrieanlagen Bau und Beratung (“HII”). In August 2005, Clyvia GmbH entered into an exclusive distribution agreement (the “HII Agreement”) with HII, a company based in Bad Soden, Germany. HII was not able to generate sales in any of the countries for which it had been given distribution rights and, as a result, we terminated their distribution rights. However, HII is still attempting to generate sales for our fractional depolymerization plants on a non-exclusive basis. We will assess any potential sales leads generated by HII on a case by case basis.

Our distribution agreement with Bureau Wiebes & Partners Ltd. (“Bureau Wiebes”) was terminated at the end of 2007 as a result of Bureau Wiebes’ failure to generate any sales of our fractional depolymerization plants. Bureau Wiebes had been given exclusive rights to distribute our factional depolymerization plants in the Netherlands.

Pending Sales Agreements

In August 2007, Clyvia GmbH entered into a contract (the “Oeko Contract”) with Oeko + Bio Technologies AG (“Oeko Bio”) pursuant to which Clyvia GmbH agreed to produce 5 CL 500 processing installations to be based on its fractional depolymerization technology. The CL 500 plants are to be designed for the purpose of processing used bilge oils produced by shipping boats on the Rhine River, and other forms of waste oil, into diesel fuel and heating oil. The Oeko Contract calls for Clyvia GmbH to be paid EUR 14,250,000 ($21,064,350) for the 5 CL 500 plants and for the preparation of documents necessary to obtain operating permits for the plants. The purchase price for the CL 500 plants is to be placed by Oeko Bio into a trust account, and released to Clyvia GmbH upon Clyvia GmbH demonstrating that it has achieved certain milestones. The exact timing for the delivery of the CL 500 plants has not yet been determined. In November 2007, a test batch of the bilge oils was received and tested. A report has been prepared and provided to Oeko Bio. Oeko Bio is a company based in Stuttgart, Germany that focuses on environmentally friendly energy technologies. Oeko Bio is currently in the process of setting up an investment fund that will finance the purchase price. Oeko Bio has informed us that it has received approval from the Bundesamt für Finanzaufsicht (BaFin), the German financial supervisory authority, and has begun the financing process. Readers are cautioned that Oeko Bio’s ability to pay the purchase price for the CL 500 plants ordered is contingent upon it raising sufficient financing. There are no assurances that Oeko Bio will be able to obtain financing in an amount sufficient to enable it to purchase the ordered CL 500 plants.

In April 2007, Clyvia GmbH reached a tentative agreement with NKW Niederlausitzer Kompostwerke GmbH (“NKW”), based in the State of Brandenburg, in Southern Germany, for a Clyvia CL 500 fractional depolymerization plant. NKW operates one of the biggest composting plants in the State of Brandenburg. NKW has already received approval from the Environmental Authority for the State of Brandenburg to build the plant. NKW delivered a 20 tonne batch of polyethylene to Clyvia GmbH in May 2007. The polyethylene delivered by NKW consisted of a single type of polyethylene that had been previously cleaned and sorted. Clyvia GmbH used this batch of materials to conduct test runs at its pilot plant, and in October 2007, determined that the materials could successfully be converted into heating oil and diesel fuel. However, testing for the conversion of plastics is ongoing. (See “The Fuel Technology” above). NKW has not yet placed a formal order for a Clyvia CL 500 plant due to financing difficulties. Although we hope that this issue will be resolved shortly, there is no assurance that NKW will be able to complete the purchase of a fractional depolymerization plant from Clyvia GmbH.

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

In July 2006, the Aachen State Environmental Protection Agency (Staatliches Umweltamt Aachen) issued Clyvia GmbH a license for its pilot plant under this simplified approval process. The license provides that Clyvia GmbH may process up to 10 metric tons of input through its pilot plant per day, and that the pilot plant may operate 24 hours a day, 7 days a week. In addition, in April 2007, the Environmental Authority of the State of Brandenburg issued a similar permit to one of our potential customers for the construction and operation of a recycling/processing plant designed by us that is expected to process approximately 500 kg of raw materials per day.

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

RESEARCH AND DEVELOPMENT

During the fiscal year ended January 31, 2008, we incurred no research and development expenditures.

EMPLOYEES

Clyvia GmbH currently has 7 full-time employees and no part-time employees. Other than its executive officers, Clyvia USA does not have any employees.

ITEM 1A.            RISK FACTORS.

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

We Are Still Testing And Refining The Fuel Technology And The Pilot Plant

Although we have completed the construction of our pilot plant and we have entered into agreements granting certain distribution rights and sales licenses for recycling/processing systems based on our Fuel Technology, we are still in the process of refining of the pilot plant and the Fuel Technology. We have obtained independent certification that our Fuel Technology can produce heating oil and diesel fuel that meets the requirements of European norms when waste oils are used as the input material. We are currently working to obtain certification with respect to the output fuel produced when plastics such as polyethylene and polypropylene are used as the input material. There are no assurances that our efforts in this regard will be successful. If we are unable to obtain independent confirmation of our claims with respect to the pilot plant and the Fuel Technology when using polyethylene and polypropylene as input materials, this may adversely affect our ability to sell recycling/processing plants based on that technology.

Although We Have Entered Into Sales And Distribution Contracts For Fractional Depolymerization Plants Based On Our Fuel Technology, We Have Not Yet Completed Any Sales Of Such Plants And There Are No Assurances That We Will Be Able To Do So In The Future

Although we have entered into a number of sales and distribution agreements, we have not yet completed the sale of any plants based on our Fuel Technology. Our distributors do not have a binding obligation to purchase our fractional depolymerization plants, although their agreements provide that they will lose their distribution rights if they fail to sell any such systems. There are no assurances that our distribution agreements will lead to any future sales of our fractional depolymerization systems. Although we have contracted with Biotherm to act as our sales agent, there are no assurances that Biotherm will be able to generate any sales of our products.

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

Although Clyvia GmbH has reached a tentative agreement with NKW for the sale of a CL 500 plant, NKW has not yet placed a formal order for any plants based on our Fuel Technology due to financing difficulties. There is no assurance that NKW will complete the purchase of any fractional depolymerization plants from Clyvia GmbH.

Limited Operating History, Risks Of A New Business Venture

Clyvia GmbH was formed on December 21, 2004, and as such, does not have a lengthy operating history upon which future performance may be assessed. We are a development stage company and potential investors should be aware of the difficulties normally encountered by development stage enterprises and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that our business will prove to be successful, and there can be no assurance that we will generate any significant operating revenues or ever achieve profitable operations.

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

ITEM 2.               PROPERTIES.

Our principal office is located at Suite 204, 1480 Gulf Road, Point Roberts, Washington, consists of approximately 100 square feet and is leased by us on a month to month basis at a cost of $225 per month.

Clyvia GmbH currently leases facilities located at Friedrich-List-Allee 10, D-41844 Wegberg-Wildenrath, Germany, from Dast Schweisstechnik GmbH (“Dast GmbH”), a company controlled by Dieter Wagels, one of the managing directors of Clyvia GmbH. The facilities leased from Dast consist of approximately 1,060 square feet. Rent was pre-paid by Clyvia GmbH in September 2005 in the amount of EUR 60,000 (approximately $88,692 US) and is being amortized over a period ending in August, 2016. In November 2006, the lease was amended to shorten the term to September 2010. As a result, Dast GmbH repaid EUR 30,000 (approximately $44,346) of the pre-paid rent to Clyvia GmbH. In May 2007, the lease was amended to shorten the term to May 1, 2008. As a result, Dast GmbH repaid EUR 15,000 (approximately $22,173) of the pre-paid rent to Clyvia GmbH.

Clyvia GmbH also owns approximately 50.52 acres of land located adjacent to the facilities rented from Dast, in Wegberg-Wildenrath. This land was purchased from the Urban Development Company for the City of Wegberg, Ltd. (the Stadtentwicklungsgesellschaft der Stadt Wegberg mbH) at total cost of EUR 112,050 (approximately $165,632). Under the terms of Clyvia GmbH’s purchase agreement with the vendor, Clyvia GmbH may not sell this property for a period of two years from closing (February 2006) without the vendor’s permission. Clyvia GmbH’s pilot plant facility is located on this property as well as permanent laboratory and production facilities constructed by Clyvia GmbH.

ITEM 3.               LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended January 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The principal market for our shares is the OTC Bulletin Board. Our shares are currently trading on the OTC Bulletin Board under the symbol “CLYV”. Our shares traded on the OTC Bulletin Board under the stock symbol “RAPA” from January 6, 2005 to February 18, 2005.

The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTC Bulletin Board, as applicable, were:

	Fiscal Year Ended January 31, 2008		Fiscal Year Ended January 31, 2007
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Fiscal Quarter	$0.72	$0.40	$1.57	$1.20
2nd Fiscal Quarter	$0.68	$0.40	$1.77	$1.03
3rd Fiscal Quarter	$0.60	$0.36	$1.45	$0.85
4th Fiscal Quarter	$0.43	$0.18	$1.00	$0.60

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of April 30, 2008, there were 6 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of our equity securities made during the year ended January 31, 2008 have been reported by us in our Quarterly Reports on Form 10-QSB or in our Current Reports on Form 8-K filed with the SEC during the year.

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Product Development and Improvement Objectives

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

During the next twelve months, we also intend to work on modifying the system to enable it to capture chlorine gas byproducts given off when input materials containing chlorine (such as PVC’s) are processed. In order to solve the problem of toxic gas outputs, Clyvia GmbH is exploring the use of reagent materials to bind the chlorine as a common salt within the reactor system, allowing it to be disposed of in an environmentally friendly manner. Over the next three months, Clyvia intends to carry out tests to demonstrate this process.

In addition, if we are able to obtain sufficient financing, of which there is no assurance, Clyvia GmbH will work on modifying the system so that it is able to produce diesel fuel or heating oil from bituminous substances, rubber and organic materials such as garden cuttings and wood. To date, no depolymerization process has been able to process these materials into usable oil. Clyvia GmbH has not yet been able to successfully depolymerize these materials; however, it believes that it should be chemically possible to process these materials into diesel fuel or heating oil. In order to do this, Clyvia GmbH intends to use a pyrolysis process to breakdown the input materials and then feeding the resulting oils through its fractional depolymerization system.

In addition, we expect to work on making minor improvements and modifications to the Fuel Technology on an ongoing basis in order to increase its marketability.

Our ability to complete the above product development and improvement objectives is dependent on our ability to obtain substantial financing in the near term. In addition, if Oeko Bio or NKW are able to obtain sufficient financing to complete the purchase of the fractional depolymerization plants that they have tentatively ordered, of which there is no assurance, we may scale back our product development and improvement activities to focus our resources on constructing any ordered plants.

Marketing and Sales Plans

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

We anticipate spending approximately EUR 2,000,000 (approximately $2,956,400) in pursuing the above plan of operation over the next twelve months. We currently do not have sufficient working capital to meet our anticipated needs for the next twelve months. We have not earned any significant revenues to date and there are no assurances that we will be able to do so in the future. In addition, we can not provide any assurances that our actual working capital needs for the next twelve months will not exceed the amounts that we have estimated. If we require additional financing, it is anticipated that such additional financing will likely be in the form of equity financing, as we do not expect there to be substantial debt financing available to us at this stage of our business.

Currently, we do not have any additional financing arrangements in place and there are no assurances that we will be able to obtain sufficient additional financing if needed. If we are not able to obtain sufficient financing, we may scale down our proposed plan of operation as necessary.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended January 31,		Percentage
	2008	2007	Increase / (Decrease)
Revenue	$ NIL	$ NIL	N/A
Expenses	(2,081,079)	(2,978,710)	(30.1)%
Other Items	(50,134)	10,903	(559.8)%
Net Loss	$(2,131,213)	$(2,967,807)	(28.2)%

Revenues

During the year ended January 31, 2008, we earned income from processing waste of $18,625. This income was earned by us from the sale of heating oil to Heitzer Tankschutz & Mineralole (“Heitzer Tankschutz”) under the terms of our waste oil processing agreement with them. In addition to these amounts, we earned miscellaneous income of $13,267 during the year ended January 31, 2008 for amounts charged by us for preparing a quote for Clyvia plants.

We are presently still in the development stage of our business. We have begun to sell heating oil under our processing agreement with Heitzer Tankschutz; however, our income from those sales have been nominal thus far. In addition, although we have earned some income from test runs conducted through our pilot plant of sample materials provided by prospective purchasers of our recycling/processing system, we have not completed the sale of any recycling/processing systems and there are no assurances that we will be able to do so in the future. Although we have entered into a number of distribution agreements for recycling/processing plants based on our Fuel Technology, there are no assurances that these agreements will result in any actual sales of our products or that we will be able to otherwise earn any significant revenues.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended January 31,		Percentage
	2008	2007	Increase / (Decrease)
Amortization	$227,041	$36,420	523.4%
Management Fees	294,998	258,247	14.2%
Professional Fees	374,212	260,417	43.7%
Other Operating Expenses	599,657	502,849	19.3%
Stock-Based Compensation	577,156	1,917,952	(69.9)%
Foreign Currency Loss	8,015	2,825	183.7%
Total Expenses	$2,081,079	$2,978,710	(30.1)%

Amortization expenses increased during the year ended January 31, 2008 due to the depreciation and amortization of our pilot plant.

Management fees represent amounts paid as compensation to our executive officers and the executive officers of Clyvia GmbH during the respective year-end periods. The slight increase in management fees for the year ended January 31, 2008 from the year ended January 31, 2008 was primarily the result of changes in foreign exchange rates.

Professional fees consist primarily of amounts incurred for certain investor relations services and for legal and accounting services provided in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

Other operating expenses consist primarily of amounts spent on salaries and wages, advertising, and travel, as well as other miscellaneous office expenses. The increased other operating expenses during the year ended January 31, 2008 relate to additional marketing and business development activities undertaken during the period.

The amounts recorded by us as stock-based compensation represent the fair value of options granted during the period. During the year ended January 31, 2008, we issued options to purchase up to 1,220,000 shares of our common stock. During the year ended January 31, 2007, we issued options to purchase up to 2,600,00 shares of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended January 31
	2008	2007
Net Cash used in Operating Activities	$(506,299)	$(1,122,935)
Net Cash used in Investing Activities	(293,235)	(2,871,391)
Net Cash from Financing Activities	496,253	1,809,486
Effect of Foreign Currency Translations	31,421	367,182
Net Increase (Decrease) in Cash During Period	$(271,860)	$(1,817,658)

Working Capital
			Percentage
	At January 31, 2008	At January 31, 2007	Increase / (Decrease)
Current Assets	$69,051	$344,881	(80.0)%
Current Liabilities	(1,957,782)	(330,560)	492.3%
Working Capital Surplus	$(1,888,731)	$14,321	(13,288.5)%

As at January 31, 2008, we had bank indebtedness in the amount of $48,077. Included in current liabilities are approximately $230,158 due to related parties primarily on account of amounts owed for the purchase of plant and equipment and unpaid management fees and reimbursable expenses. The decrease in our working capital from our year ended January 31, 2007 is largely attributable to the fact that our only significant sources of financing during the period were short-term loans obtained from third parties.

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

During the year ended January 31, 2008, we received EUR 90,000 (approximately $133,038) in loans from Biotherm Technologie AG (“Biotherm). Biotherm acts as Clyvia GmbH’s exclusive agent in promoting, advertising and generating sales for Clyvia GmbH. See “Sales and Licensing Plans” above. The loans from Biotherm bear interest at a rate of 8% per annum and are payable as follows

(i)

EUR 35,000 (approximately $51,737) after December 31, 2007, upon Biotherm providing at least one month’s advance notice, in writing. On April 21, 2008, Biotherm and Clyvia GmbH agreed to extend the due date of the loan to December 31, 2008;

(ii)

An additional EUR 35,000 (approximately $51,737) after December 31, 2007, upon Biotherm providing at least one month’s advance notice, in writing. On April 21, 2008, Biotherm and Clyvia GmbH agreed to extend the due date of the loan to December 31, 2008; and

(iii)

EUR 20,000 (approximately $29,564) after July 31, 2008, upon Biotherm providing at least one month’s advance notice in writing. On April 21, 2008, Biotherm and Clyvia GmbH agreed to extend the due date of the loan to December 31, 2008.

During the year ended January 31, 2008, we received EUR 185,000 (approximately $273,467) and $41,000 in loans from unrelated third parties as follows:

(a)

Loans totaling EUR 35,000 (approximately $51,737), bearing interest at a rate of 8.5% per annum and payable on or before September 30, 2007. Subsequent to December 31, 2007, the loan was extended to July 31, 2008.

(b)

Loans totaling EUR 150,000 (approximately $221,730), bearing interest at a rate of 8.5% per annum and payable on or before August 31, 2007. Subsequent to August 31, 2007, the loans were extended to December 31, 2007. We are currently in negotiations with the lender to extend the term of the loans.

(c)	Loans totaling $41,000, bearing interest at a rate of 10% per annum and payable on demand.

During the year ended January 31, 2008, we also received a loan for EUR 28,000 (approximately $41,389) from DAST GmbH, a company controlled by Dieter Wagels, a managing director of Clyvia GmbH. The loan bears interest at a rate of 8% per annum and is payable on one month’s advance written notice at the end of any fiscal quarter.

On April 1, 2008 and April 2, 2008, Inventa Holding GmbH (“Inventa”), our controlling shareholder, loaned us EUR 200,000 ($295,640) and EUR 15,000 ($22,173), respectively. The loans bear interest at a rate of 8% per annum and are due on demand, provided that Inventa provides us with at least one month’s advance notice, in writing.

On April 24, 2008 and May 31, 2008, we received loans totaling EUR 135,000 ($199,557) from BTec Holding AG (“BTec”) as follows:

(a)

EUR 100,000, granted on April 24, 2008, bearing interest at a rate of 10% per annum. BTec may demand repayment of the loan 90 days after the grant date, provided that BTec provides us with at least one month’s advance written notice. As collateral for the loan, Inventa has pledged 750,000 of the shares of our common stock owned by Inventa.

(b)

EUR 35,000 ($51,737), granted on May 31, 2008, bearing interest at a rate of 10% per annum. BTec may demand repayment after December 31, 2008 provided that BTec provides us with at least one month’s advance written notice. As collateral for this loan, Inventa has pledged 250,00 of the shares of our common stock owned by Inventa.

BTec is the owner of a 40% interest in Inventa, our controlling shareholder, with control over 52% of Inventa’s voting interests. See “Changes in Control”.

In addition, we have received an aggregate of EUR 24,895 ($36,800) and $4,500 in loans from unrelated third parties since the end of our fiscal year. The USD loans for $4,500 in the aggregate bear interest at a rate of 10% per annum and are payable upon demand. The EUR loans totaling EUR 24,895 ($36,800) bear interest at a rate of 8.5% per annum and are repayable after June 30, 2008 upon the lender providing at least one months advance written notice.

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

Our significant accounting policies are disclosed in Note 3 to the audited financial statements included in this Annual Report.

ITEM 8.               FINANCIAL STATEMENTS AND SUPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm;

2.	Audited Financial Statements for the Years Ended January 31, 2008 and 2007, including:

	a.	Consolidated Balance Sheets at January 31, 2008 and January 31, 2007;

b.

Consolidated Statements of Operations and Comprehensive Loss for the period from December 21, 2004 (date of Inception) to January 31, 2008, the year ended January 31, 2008 and the year ended January 31, 2007;

	c.	Consolidated Statements of Cash Flows for the period from December 21, 2004 (date of Inception) to January 31, 2008, the year ended January 31, 2008 and the year ended January 31, 2007;

	d.	Consolidated Statement of Stockholders’ Equity for the period from December 21, 2004 (date of inception) to January 31, 2008; and

	e.	Notes to the Consolidated Financial Statements.

CLYVIA INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

January 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Clyvia Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Clyvia Inc. (A Development Stage Company) as at January 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended and for the period from inception (December 21, 2004) to January 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at January 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from inception (December 21, 2004) to January 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

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

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

June 13, 2008

CLYVIA INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	January 31,	January 31,
	2008	2007

ASSETS

Current Assets
Cash	$-	$271,860
Other receivables, less allowance of $Nil (2006-$Nil)	50,953	33,395
Other receivables –related parties (Note 9)	7,738	-
Prepaid expenses	10,360	39,626
Deferred tax asset, less valuation allowance $1,434,045 (2007 -$870,537) (Note 5)	-	-
Total Current Assets	69,051	344,881

Property, plant and equipment (Note 4)	3,452,418	2,962,413

Total Assets	$3,521,469	$3,307,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Bank indebtedness (Note 6)	$48,077	$-
Accounts payable and accrued liabilities	534,271	281,331
Accounts payable and accrued liabilities –related parties (Note 9)	230,158	49,229
Deposit –unearned income	66,519	-
Loans payable (Note 7)	1,037,122	-
Loans payable –related party (Note 9)	41,635	-
Total Current Liabilities	1,957,782	330,560

Loans payable (Note 7)	-	198,204

Total Liabilities	1,957,782	528,764

Commitments (Note 13)

Stockholders’ Equity
Common stock (Note 10)
Authorized
525,000,000 common shares, par value $0.001
Issued and outstanding
January 31, 2008 -102,351,779 common shares
January 31, 2007 -102,351,779 common shares	102,352	102,352
Additional paid-in capital	14,231,239	13,654,083
Accumulated other comprehensive income:
Foreign currency translation adjustment	767,515	428,301
Deficit accumulated during the development stage	(13,537,419)	(11,406,206)
Total Stockholders’ Equity	1,563,687	2,778,530

Total Liabilities and Stockholders’ Equity	$3,521,469	$3,307,294

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From Inception	Year	Year
	(December 21,	Ended	Ended
	2004) to January 31,	January 31,	January 31,
	2008	2008	2007

EXPENSES

Amortization	$268,207	$227,041	$36,420
Management fees	634,366	294,998	258,247
Professional fees	1,049,864	374,212	260,417
Other operating expenses	1,329,510	599,657	502,849
Stock-based compensation	9,963,954	577,156	1,917,952
Foreign currency loss	265,567	8,015	2,825

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	(13,511,468)	(2,081,079)	(2,978,710)

OTHER ITEMS
Interest expense	(91,744)	(83,540)	(8,204)
Interest income	23,741	1,874	15,746
Income from processing waste	18,265	18,265	-
Miscellaneous income	23,787	13,267	3,361

LOSS BEFORE INCOME TAXES	(13,537,419)	(2,131,213)	(2,967,807)

Provision for income taxes	-	-	-

NET LOSS	(13,537,419)	(2,131,213)	(2,967,807)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	767,515	339,214	159,472

COMPREHENSIVE LOSS	(12,769,904)	$(1,791,999)	$(2,808,335)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		102,351,779	101,124,608

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From Inception	Year	Year
	(December 21,	Ended	Ended
	2004) to January 31,	January 31,	January 31,
	2008	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period		$(2,131,213)	$(2,967,807)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	9,963,954	577,156	1,917,952
Amortization	268,207	227,041	36,420
Change in operating assets and liabilities
Decrease (increase) in other receivables	(47,942)	(12,032)	44,875
Increase in other receivables –related parties	(7,238)	(7,238)	-
Decrease (increase) in prepaid expenses	(4,058)	32,586	35,290
Increase (decrease) in accounts payable and accrued liabilities	724,720	497,204	(245,750)
Increase in accounts payable and accrued liabilities –related parties	218,803	170,923	47,880
Increase in deposits –unearned revenue	62,219	62,219	-
Increase in accrued interest payable	85,260	77,055	8,205

Net cash used in operating activities	(2,273,494)	(506,299)	(1,122,935)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of capital assets	(3,482,684)	(293,235)	(2,871,391)

Net cash used in investing activities	(3,482,684)	(293,235)	(2,871,391)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank indebtedness	36,311	36,311	-
Cash acquired from Clyvia Inc.	7,654	-	-
Advances to related parties, net of repayments	-	-	24,686
Issuance of common stock for cash	4,383,267	-	1,594,800
Proceeds from loans payable	649,942	459,942	190,000

Net cash provided by financing activities	5,077,174	496,253	1,809,486

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	679,004	31,421	367,182

NET DECREASE IN CASH	-	(271,860)	(1,817,658)

CASH, BEGINNING OF PERIOD	-	271,860	2,089,518

CASH, END OF PERIOD	$-	$-	$271,680

Supplemental Disclosure with Respect to Cash Flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

				Accumulated	Deficit
	Common Stock			Other	Accumulated
			Additional	Comprehensive	During the
	Number		Paid-in	Income	Development
	of Shares	Par Value	Capital	(Loss)	Stage	Total

Sale of common stock for cash at EUR25,000 per share,
December 21, 2004 (inception)	55,000,000	$33,467				$33,467
Foreign currency translation adjustment				$(860)		(860)
Net loss					$(1,666)	(1,666)
Balance, January 31, 2005	55,000,000	33,467		(860)	(1,666)	30,941
Recapitalization, June 16, 2005	42,805,000	64,338	(77,968)			(13,630)
Sale of common stock for cash at $1.08 per unit, June 28, 2005	305,555	305	329,695			330,000
Sale of common stock for cash at $1.05 per unit, July 27, 2005	404,762	405	424,595			425,000
Stock-based compensation			7,468,846			7,468,846
Sale of common stock for cash at $1.11 per unit, December 15, 2005	1,801,802	1,802	1,998,198			2,000,000
Foreign currency translation adjustment				269,689		269,689
Net loss					(8,436,733)	(8,436,733)
Balance, January 31, 2006	100,317,119	100,317	10,143,366	268,829	(8,438,399)	2,074,113
Sale of common stock for cash at $1.13 per unit, May 4, 2006	442,478	442	499,558			500,000
Sale of common stock for cash at $1.15 per unit, May 5, 2006	217,391	218	249,782			250,000
Sale of common stock for cash at $1.15 per unit, June 12, 2006	217,391	218	249,782			250,000

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

				Accumulated	Deficit
	Common Stock			Other	Accumulated
			Additional	Comprehensive	During the
	Number		Paid-in	Income	Development
	of Shares	Par Value	Capital	(Loss)	Stage	Total
Stock-based compensation			1,917,952			1,917,952
Sale of common stock for cash at Euro 0.432 (US 0.57) per
unit, December 6, 2006 –net of finder’s fee	1,157,400	1,157	593,643			594,800
Foreign currency translation adjustment				159,472		159,472
Net loss					(2,967,807)	(2,967,807)
Balance, January 31, 2007	102,351,779	102,352	13,654,083	428,301	(11,406,206)	2,778,530
Stock-based compensation			577,156			577,156
Foreign currency translation adjustment				339,214		339,214
Net loss					(2,131,213)	(2,131,213)
Balance, January 31, 2008	102,351,779	$102,352	$14,231,239	$767,515	$(13,537,419)	$1,563,687

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

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

Effective June 16, 2005, the Company acquired 100% of the issued and outstanding shares of Clyvia Technology from Inventa Holding GmbH (formerly known as Clyvia Capital Holding GmbH) (“Inventa”) in exchange for an aggregate of 55,000,000 shares of the Company’s common stock. In addition, Brian Cheston transferred 14,000,000 shares of the Company’s common stock already issued and outstanding prior to the transaction to Inventa in exchange for $10,000. Completion of the acquisition resulted in the former sole shareholder of Clyvia Technology holding the majority of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a recapitalization of Clyvia Technology.

The consolidated statements of operations and cash flows of the Company prior to June 16, 2005, are those of Clyvia Technology. The Company’s date of incorporation is considered to be December 21, 2004, the date of inception of Clyvia Technology. All significant inter-company balances have been eliminated on consolidation.

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
January 31, 2008

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

The Company follows the current rate method of translation with respect to its foreign subsidiary, Clyvia Technology. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rates while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

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
January 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(f) Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized.

The Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

Office equipment	3-13 years
Plant equipment	10-13 years
Laboratory equipment	3-14 years
Building	33.33 years

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

(i) Fair value of financial instruments

The Company's financial instruments consist of bank indebtedness, other receivables, other receivables –related parties, accounts payable and accrued liabilities, accounts payable and accrued liabilities –related parties and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(j) Income from processing waste

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

(l) Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of January 31, 2008 and 2007, the 9,870,000 and 8,650,000 options outstanding respectively, have been excluded from diluted loss per share as they were anti-dilutive.

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
January 31, 2008

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

FASB Staff Position 157-2 (“FSP SFAS 157-2”) delayed the effective date of SFAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 on January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 157-2. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Earlier adoption is permitted. The Company is currently reviewing the provisions of FAS 161 and has not yet adopted the statement. However, as the provisions of SFAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of SFAS 161 will have a material impact on its consolidated operating results, financial position, or cash flows.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(q) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

4.	PROPERTY, PLANT AND EQUIPMENT

	January 31,	January 31,
	2008	2007

Office equipment	$100,349	$84,572
Plant equipment	2,357,118	1,807,812
Laboratory equipment	29,316	24,587
Building	1,048,638	94,261
Land	185,204	163,238
	3,720,625	3,004,470
Accumulated depreciation	(268,207)	(42,057)

Net book value	$3,452,418	$2,962,413

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
January 31, 2008

5.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended January 31, 2008 and 2007, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from development stage activities as a result of the following:

	Year Ended	Year Ended
	January 31,	January 31,
	2008	2007

Loss for the year	$(2,131,213)	$(2,967,807)

Computed "expected" tax benefit	$(724,613)	$(1,009,054)
Non deductible expense –stock-based compensation	196,233	652,104
Foreign tax rate differentials	(35,128)	(52,621)
Change in valuation allowance	563,508	409,571

Income tax recovery	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2008 and 2007, is presented below:

	2008	2007

Deferred tax assets:
Net operating loss carry forwards – US	$792,236	$432,075
Net operating loss carry forwards – Germany	641,809	438,462

Valuation allowance	(1,434,045)	(870,537)

Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of January 31, 2008 and 2007 was $1,434,045 and $870,537, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The losses in Germany may be carried forward indefinitely and the losses in the United States expire through to 2023.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

6.	BANK INDEBTEDNESS

At January 31, 2008, the Company had a consolidated bank indebtedness of $48,077. Clyvia Technology has an account overdraft limit of Euro 50,000 (US $73,910) which bears interest at 11.5% per annum, is secured by a company related to a managing director of Clyvia Technology and is due September 30, 2008. The overdraft bears interest at 16.5% per annum on any amounts exceeding the overdraft limit.

7.	LOANS PAYABLE

During the year ended January 31, 2008, several loans were granted from a third party company totaling Euro 90,000 (US $133,038). The loans bear interest at 8% per annum and are due as follows:

Principal	Due Date

Euro 35,000 (US $51,737)	December 31, 2008
Euro 35,000 (US $51,737)	December 31, 2008
Euro 20,000 (US $29,564)	December 31, 2008

Interest expense included in the statement of operations for the year ended January 31, 2008 totaled Euro 39,721 (US $57,058).

During the year ended January 31, 2008, a loan was granted from a third party individual for Euro 35,000 (US $51,737). The loan bears interest at 8.5% per annum and was due September 30, 2007. On September 26, 2007, the loan was extended until December 31, 2007. Subsequent to December 31, 2007, the loan was extended to July 31, 2008. Interest expense included in the statement of operations for the year ended January 31, 2008 totaled Euro 1,524 (US $2,176).

During the year ended January 31, 2008, a loan was granted from a third party company for Euro 150,000 (US $221,730). In addition, the same third party company agreed to reclassify Euro 210,000 (US $310,421) of accounts payable to loans payable. The loans bear interest at 8.5% per annum and were due August 31, 2007. Subsequent to August 31, 2007, the loans were extended to December 31, 2007. Effective September 1, 2007, the loans bear interest at 10% per annum. Clyvia Technology and the lender have entered into negotiations to extend the terms of the loans. Interest expense included in the statement of operations for the year ended January 31, 2008 totaled Euro 2,363 (US $3,415).

During the year ended January 31, 2008, several loans were granted from a third party company totaling $41,000. The loans are unsecured and are due on demand. On December 31, 2007, the Company agreed to begin paying interest on the first loan of $10,000 at 10% per annum. The additional loans also bear interest at 10% per annum. Interest expense included in the statement of operations for the year ended January 31, 2008 totaled $675.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

7.	LOANS PAYABLE (continued)

During the year ended January 31, 2007, a loan was granted from a third party company for $190,000. The loan bears interest at 8% per annum, compounded annually, and is due July 18, 2008. Interest expense included in the statement of operations for the year ended January 31, 2008 and 2007 totaled $15,856 and 8,204, respectively.

8.	LICENSING AGREEMENT

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

In May 2006, Clyvia Technology and the licensor mutually agreed to cancel the terms of their amended license agreement.

9.	RELATED PARTY TRANSACTIONS

Other receivables

At January 31, 2008, included in other receivables –related parties is Euro 3,597 (US $5,318) owed from a company with a common director and officer of Clyvia Technology for vehicle maintenance. At January 31, 2007, included in accounts payable and accrued liabilities –related parties is Euro 2,885 (US $3,740) owed to the same company for the use of a vehicle. Net Vehicle costs paid for the year ended January 31, 2008 and 2007 totaled Euro 8,578 (US $11,798) and Euro 12,847 (US $16,226), respectively.

At January 31, 2008, included in other receivables –related parties is Euro 1,042 (US $1,541) owed from a company with a common director and officer of Clyvia Technology for various operating expenses.

At January 31, 2008, included in other receivables –related parties is Euro 595 (US $879) owed from a managing director of Clyvia Technology for the personal portion of travel expenses.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

9.	RELATED PARTY TRANSACTIONS (continued)

Accounts payable and accrued liabilities

At January 31, 2008 and 2007, included in accounts payable and accrued liabilities –related parties is Euro 69,221 (US $102,323) and Euro 35,041 (US $45,415), respectively, owed to a company related to a managing director of Clyvia Technology for the purchase of plant equipment. At January 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 1,123 (US $1,658) owed to the same company for rent.

At January 31, 2008 and 2007, included in accounts payable and accrued liabilities –related parties is CAD $95 (US $95) and CAD $95 (US $74), respectively, owed to a former officer and director of the Company.

At January 31, 2008, included in accounts payable and accrued liabilities –related parties is $1,000 owed to an officer of the Company for management fees.

At January 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 84,618 (US $125,082) owed to a director and officer of the Company for management fees and reimbursement of expenses.

Loan payable

During the year ended January 31, 2008, a loan was granted from a company related to a managing director of Clyvia Technology for Euro 28,000 (US $41,389). The loan bears interest at 8% per annum and is due by providing one month written notice at any quarter-end. Interest expense included in the statement of operations for the year ended January 31, 2008 totaled Euro 166 ($242).

Other

Management fees paid to an officer and director of the Company for the years ended January 31, 2008 and 2007 totaled Euro 90,000 (US $124,863) and Euro 90,000 (US $113,639), respectively. Consulting fees paid to an officer of the Company for the years ended January 31, 2008 and 2007 totaled $12,000 and $12,000, respectively. Wages paid to officers and directors of Clyvia Technology for the years ended January 31, 2008 and 2007 totaled Euro 113,750 (US $158,135) and Euro 105,000 (US $132,608). Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Lease fees paid to a company related to a managing director of Clyvia Technology for the year ended January 31, 2008 totaled Euro 7,245 (US $10,022) and Euro 7,085 (US $8,963).

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

10.	COMMON STOCK

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

On June 28, 2005, the Company issued 305,555 units at a price of $1.08 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $330,000. Each warrant will entitle the holder to purchase an additional share of the Company’s common stock at a price of $1.08 for a period of two years from the date of issuance of the units (expired).

On July 27, 2005, the Company issued 404,762 units at a price of $1.05 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $425,000. Each warrant will entitle the holder to purchase an additional share of the Company’s common stock at a price of $1.05 for a period of two years from the date of issuance of the units (expired).

On December 15, 2005, the Company issued 1,801,802 units at a price of $1.11 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $2,000,000. Each warrant will entitle the holder to purchase an additional share of the Company’s common stock at a price of $1.35 for a period of two years from the date of issuance of the units (expired).

On May 4, 2006, the Company issued 442,478 units at a price of $1.13 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $500,000. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $1.13 per share for a period of two years from the date of closing (expired).

On May 5, 2006, the Company issued 217,391 units at a price of $1.15 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $250,000. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $1.15 per share for a period of two years from the date of closing (expired).

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

10.	COMMON STOCK (continued)

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

On December 6, 2006, the Company issued 1,157,400 units at a price of Euro 0.432 (US $0.57) per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of Euro 500,000 (US $661,250). Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of Euro 0.44 (US $0.57) per share for a period of one year from the date of closing (expired). A finder’s fee of Euro 50,000 (US $66,450) equal to 10% of the proceeds of the private placement was paid on December 12, 2006 to a company in consideration for its efforts in arranging the private placement.

11.	STOCK OPTIONS AND WARRANTS

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

		Weighted Average
	Number	Exercise Price

Options outstanding, January 31, 2007	8,650,000	$1.06
Granted	1,220,000	0.40
Exercised	-	-
Expired	-	-
Options outstanding, January 31, 2008	9,870,000	$0.98

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

11.	STOCK OPTIONS AND WARRANTS (continued)

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

A summary of stock options outstanding at January 31, 2008 is as follows:

	Outstanding Options			Exercisable Options
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise		Contractual	Exercise		Contractual	Exercise
Price	Number	Life	Price	Number	Life	Price

2005 Stock Option Plan
$ 1.09	6,050,000	2.44	$1.09	6,050,000	2.44	$1.09
$ 1.00	100,000	3.54	$1.00	100,000	3.54	$1.00
2006 Stock Option Plan
$ 1.00	2,500,000	3.54	$1.00	2,500,000	3.54	$1.00
$ 0.40	1,220,000	4.44	$0.40	1,220,000	4.44	$0.40

On July 11, 2005, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	3.91%
Dividend yield rate	0.00%
Price volatility	117.00%
Weighted average expected life of options	4.95 years

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

11.	STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

On August 16, 2006, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.81%
Dividend yield rate	0.00%
Price volatility	76.47%
Weighted average expected life of options	5.0 years

On July 12, 2007, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	5.03%
Dividend yield rate	0.00%
Price volatility	101.45%
Weighted average expected life of options	5.0 years

The Company recognized stock-based compensation of $577,156 and $1,917,952 during being the fair value of the options vested and exercisable in the years ended January 31, 2008 and 2007, respectively. The intrinsic value for all options outstanding was $Nil as of January 31, 2008 and 2007.

Warrants

		Weighted Average
	Number	Exercise Price

Warrants outstanding, January 31, 2007	4,546,779	$1.07
Granted	-	-
Exercised	-	-
Expired	3,669,519	1.07
Warrants outstanding, January 31, 2008	877,260	$1.14

A summary of warrants outstanding at January 31, 2008 is as follows:

Date	Issued	Outstanding	Exercise Price	Expiry Date

May 4, 2006	442,478	442,478	$ 1.13	May 4, 2008
				(subsequently expired)
May 5, 2006	217,391	217,391	$ 1.15	May 5, 2008
				(subsequently expired)
June 12, 2006	217,391	217,391	$ 1.15	June 12, 2008

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

12.	SEGMENT INFORMATION

The Company’s operations following the acquisition of Clyvia Technology were conducted in one reportable segment, being the development and commercialization of the process known as catalytic depolymerization, in Germany. All of the Company’s property, plant and equipment are located in Germany.

13.	COMMITMENTS

On July 1, 2005, the Company entered into a management services contract with a director and officer of the Company effective July 1, 2005, to pay monthly management fees of 5,000 Euro (US $7,391). The agreement also specifies a grant of options to purchase 250,000 shares of the Company’s common stock pursuant to the Company’s 2005 Stock Option Plan at an exercise price of $1.09 per share for a period of five years from the date of issuance. The stock options were granted July 11, 2005. The agreement is for a one-year term and shall automatically extend for additional one year terms on the anniversary date unless notice is given by the Company at least 90 days prior to renewal. On November 23, 2005, Clyvia Technology increased the monthly management fee to 7,500 Euro (US $11,086) effective January 1, 2006.

On July 1, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective July 1, 2005, to pay monthly management fees of 2,300 Euro (US $3,400) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year. On November 23, 2005, Clyvia Technology increased the monthly management fee to 5,000 Euro (US $7,391) effective January 1, 2006. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 10). Effective February 24, 2008, the director and officer of Clyvia Technology resigned and began providing consulting services. The terms of the employment contract remain unchanged.

On September 1, 2005, Clyvia Technology entered into a lease agreement for tenancy of office space with a company related to a managing director of Clyvia Technology for a term of five years expiring September 1, 2010. The lease may be terminated by either party by providing twelve months notice. The lease agreement requires monthly lease payments of Euro 590 (US $872) plus taxes.

On November 24, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective January 1, 2006, to pay monthly management fees of 3,750 Euro (US $5,543) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract period is indefinite, may be terminated with one year notice and terminates at the age of 65. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 10).

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

14.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative
	Amounts from
	Inception
	(December 21,	Year	Year
	2004) to	Ended	Ended
	January 31,	January 31,	January 31,
	2008	2008	2007

Cash paid for:
Interest	$4,118	$4,118	$-
Income taxes	$-	$-	$-

15.	SUBSEQUENT EVENTS

On February 7, 2008 and March 4, 2008, two loans were granted from a third party company for $2500 and $2,000, respectively. The loans bear interest at 10% per annum and are due on demand.

On February 27, 2008 and March 6, 2008, two loans were granted from a third party individual for Euro 12,000 (US $17,738) and Euro 12,895 (US $19,061), respectively. The loans bears interest at 8.5% per annum and are due by either party providing one month’s notice at the end of a given month beginning June 30, 2008.

On April 1, 2008 and April 2, 2008, two loans were granted from Inventa for Euro 200,000 (US $295,640) and Euro 15,000 (US $22,173), respectively. The loans bear interest at 8% per annum and are due by either party providing one month’s notice at the end of a given month.

On April 24, 2008 and May 31, 2008, two loans were granted from a third party company for Euro 100,000 (US $147,820) and Euro 35,000 (US $51,737), respectively. The loans bear interest at 10% per annum are are due by either party providing one month’s notice at the end of a given month beginning three months after the date of grant. The loans are secured by 750,000 and 250,000 shares of the Company’s common stock, respectively which are owned by Inventa.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.          CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 fairly present our financial condition, results of operations and cash flows in all material respects.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting.

Inadequate Financial Statement Closing Process: We have an inadequate financial statement closing process.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee and outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and the Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended January 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.            OTHER INFORMATION.

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our officers and directors as of the date hereof.

Name	Age	Positions
Walter P.W. Notter	57	Chief Executive Officer, Chief Financial Officer, President, Treasurer and sole Director
John Boschert	38	Secretary

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

Mr. Boschert is the Secretary of Exploration Drilling International Inc. (“EDI”). EDI is a development stage company that is currently engaged in the business of selling, deploying and maintaining equipment used in the drilling of water wells.

Mr. Boschert is also the Secretary and Treasurer of Blackstone Lake Minerals Inc., an exploration stage company engaged in the business of acquiring and exploring mineral properties.

Mr. Boschert is currently the sole executive officer and director of Balsam Ventures Inc., a company that was previously pursuing the development of a self-chilling beverage container product, but is now in the process of reorganizing its business.

From November 13, 2006 to March 26, 2008, Mr. Boschert was the Chief Financial Officer, Treasurer and Secretary and, from May 30, 2006 to April 2, 2008, he was a member of the board of directors, of Vitavea Inc., a company engaged in the marketing and distribution of nutritional supplements.

SIGNIFICANT EMPLOYEES

Dieter Wagels: Mr. Wagels is the sole managing director of Clyvia GmbH. Mr. Wagels is the principal of Dast GmbH, a manufacturer of precision machinery located in Düsseldorf, Germany.

In addition to being a managing director of Clyvia GmbH, Mr. Wagels is also the managing director of Inventa Holding GmbH (“Inventa”), our majority stockholder. Mr. Wagels currently owns approximately 22.5% of Inventa.

Mr. Wagels has entered into an agreement to sell a 5.5% interest in Inventa to BTec Holding AG (“BTec”). See “Changes in Control.”

Dr. Manfred Sappok: From its inception to February 2008, Dr. Sappok acted as a managing director of Clyvia GmbH. On February 24, 2008, Dr. Sappok resigned as a Managing Director of Clyvia GmbH, but retains a significant role with the company, acting as a consultant in the areas of technical and business development. Dr. Sappok has a PhD in physics and began his career as a project manager at ABB in Manheim, Germany. In 1981, Dr. Sappok moved to Siempelkamp, a German based industrial manufacturing giant, where he was appointed as a managing director in 1983. Until February 29, 2008, Dr. Sappok acted as a managing director of Inventa. Dr. Sappok currently owns approximately 22.5% of Inventa. Dr. Sappok has entered into an agreement to sell 5.5% interest in Inventa to BTec. See “Changes in Control.”

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended January 31, 2008, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Walter P.W. Notter	One	One	None
Chief Executive Officer, Chief Financial Officer,
President, Treasurer and sole Director
John Boschert	One	One	None
Secretary
BTec Holding AG(1)	One	One	One
Beneficial owner of greater than 10% of our
outstanding shares of common stock.

(1)

On March 31, 2008, BTec Holding AG acquired a 40% interest in Inventa Holding GmbH (“Inventa”), our majority stockholder, and has the right to exercise voting power over 52% of Inventa’s shares. See “Changes in Control;” and “Related Transactions.”

ITEM 11.             EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended January 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End Jan. 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Walter P.W. Notter(1) CEO, CFO, President, Treasurer & Director	2008 2007	$124,863 $113,639	$0 $0	$0 $0	$354,809 $368,837	$0 $0	$0 $0	$0 $0	$479,672 $482,476
John Boschert(2) Secretary	2008 2007	$12,000 $12,000	$0 $0	$0 $0	$47,308 $0	$0 $0	$0 $0	$0 $0	$59,308 $12,000
Dieter Wagels(3) Managing Director, Clyvia GmbH	2008 2007	$67,772 $58,832	$0 $0	$0 $0	$0 $737,674	$0 $0	$0 $0	$0 $0	$67,772 $796,506
Manfred Sappok(4) Former Managing Director, Clyvia GmbH	2008 2007	$90,363 $75,776	$0 $0	$0 $0	$0 $737,674	$0 $0	$0 $0	$0 $0	$90,363 $813,450

(1)	Mr. Notter receives EUR 7,500 (approximately $11,086) per month for acting as our CEO, CFO, President, Treasurer and sole director.
(2)	Mr. Boschert receives a fee of $1,000 per month for acting as our Secretary.
(3)	Mr. Wagels receives EUR 3,750 (approximately $5,543) per month for acting as a managing director of Clyvia GmbH.
(4)

Dr. Sappok received EUR 5,000 (approximately $7,391) per month for acting as a managing director of Clyvia GmbH. Effective February 24, 2008, Dr. Sappok resigned as a managing director of Clyvia GmbH. However, Dr. Sappok continues to act for Clyvia GmbH as an independent consultant and Clyvia GmbH has agreed to pay Dr. Sappok a consulting fee equal to the management fee previously paid to Dr. Sappok for acting as a managing director.

(5)

A description of the methodology and assumptions used in valuing the option awards granted to our officers and directors during the years ended January 31, 2008 and 2007 is provided at Note 10 to the financial statements attached to this Annual Report.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of January 31, 2008:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Walter P.W. Notter CEO, CFO, President, Treasurer & Director	250,000 500,000 750,000	-- -- --	-- -- ---	$1.09 $1.00 $0.40	July 11, 2010 August 16, 2011 July 12, 2012
John Boschert Secretary	200,000 100,000	-- --	-- --	$1.09 $0.40	July 11, 2010 July 12, 2012
Dieter Wagels Managing Director, Clyvia GmbH	2,000,000 1,000,000	-- --	-- --	$1.09 $1.00	July 11, 2010 August 16, 2011
Manfred Sappok Former Managing Director, Clyvia GmbH	2,000,000 1,000,000	-- --	-- --	$1.09 $1.00	July 11, 2010 August 16, 2011

EMPLOYMENT CONTRACTS

We have a management services agreement with Walter P.W. Notter, our Chief Executive Officer, Chief Financial Officer, President and Treasurer. The agreement provides that we will pay Mr. Notter a management fee of EUR 5,000 (approximately $7,391) per month, beginning July 1, 2005, and grant to Mr. Notter options to acquire 250,000 shares of our common stock pursuant to our 2005 Stock Option Plan at an exercise price of $1.09 per share. The options were granted to Mr. Notter on July 11, 2005. The agreement extends for a period of one year, which will automatically be renewed for additional one year terms on the anniversary date unless the Company provides notice of its intention not to extend the term of the agreement at least 90 days prior to the anniversary date. On November 23, 2005, we agreed to, beginning January 1, 2006, increase the amount of the management fee to EUR 7,500 (approximately $11,086) per month.

Clyvia GmbH has an employment agreement with Mr. Wagels, pursuant to which Clyvia GmbH has agreed to pay Mr. Wagels management fees in the amount of EUR 3,750 (approximately $5,543) per month, beginning January 1, 2006, plus a management bonus of 1.5% of the selling price for each recycling/processing system based on the Fuel Technology sold. This agreement may be terminated at the end of each calendar year by providing one year’s written notice, and expires automatically upon Mr. Wagels reaching the age of 65 years. On August 16, 2006, Mr. Wagels agreed to amend the terms of his employment agreement by forgoing his right to the 1.5% management bonus in exchange for 1,000,000 options granted by Clyvia USA with an exercise price of $1.00 per share.

We do not have an employment agreement with Mr. Boschert; however, we pay Mr. Boschert a management fee of $1,000 per month for his services.

Clyvia GmbH had an employment agreement with Dr. Sappok, pursuant to which Clyvia GmbH paid Dr. Sappok management fees in the amount of EUR 2,300 (approximately $3,400 US) per month, beginning July 1, 2005, plus a management bonus of 1.5% of the selling price for each recycling/processing system based on the Fuel Technology sold. This agreement extended for an indefinite term and may be terminated at the end of each calendar year by providing one year’s written notice. On November 23, 2005, Clyvia GmbH agreed to, beginning January 1, 2006, increase the management fee to EUR 5,000 (approximately $7,391) per month. On August 16, 2006, Dr. Sappok agreed to amend the terms of his employment agreement by forgoing his right to the 1.5% management bonus in exchange for 1,000,000 options granted by Clyvia USA with an exercise price of $1.00 per share. Dr. Sappok resigned as a managing director of Clyvia GmbH effective February 24, 2008, however Dr. Sappok continues to act as an independent consultant to Clyvia GmbH. Clyvia GmbH has agreed to pay Dr. Sappok a consulting fee equal to the management fee previously paid to Dr. Sappok.

DIRECTOR COMPENSATION

All compensation paid or earned to our sole director for the fiscal year ended January 31, 2008 has been disclosed in the Summary Compensation Table provided above.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	9,870,000	$0.98	5,482,767

2005 Stock Incentive Plan

On May 17, 2005, we established our 2005 Stock Option Plan (the “2005 Plan”). The purpose of the 2005 Plan is to advance the interests of our company and our stockholders by strengthening our ability to attract, retain and motivate key corporate personnel who contribute to our long term success and to provide incentives which are linked directly to increases in stock value which will inure to the benefit of all our stockholders. The 2005 Plan is administered by our Board of Directors or, if designated by the Board of Directors, by a committee of two or more non-employee directors appointed by the Board of Directors (the "Administrator"). Subject to the provisions of the 2005 Plan, the Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Walter P.W. Notter Director, CEO, CFO, President and Treasurer	1,500,000(2) (direct)	1.4%
Common Stock	John Boschert Secretary	306,000(3) (direct and indirect)	0.3%
Common Stock	Dieter Wagels Managing Director, Clyvia GmbH	3,000,000(4) (direct)	2.8%
Common Stock	Manfred Sappok Former Managing Director, Clyvia GmbH	3,000,000(5) (direct)	2.8%
Common Stock	All Officers and Directors as a Group (4 persons)	7,806,000	7.1%
5% SHAREHOLDERS
Common Stock	Inventa Holding GmbH (formerly Clyvia Capital Holding GmbH) Friedrich-List-Allee 10, D-41844 Wegberg- Wildenrath	69,000,000(6) (direct)	67.2%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2008. As of April 30, 2008, there were 102,351,779 shares of our common stock issued and outstanding.

In the case of each beneficial owner, the percentage has been calculated assuming the exercise of options, warrants or conversion rights held by that beneficial owner. In the case of a group, the percentage has been calculated assuming the exercise of all options, warrants and conversion rights held by the group.

(2)

The number of shares listed as beneficially owned by Mr. Notter consists of options to purchase 250,000 shares of Common Stock exercisable at $1.09 per share, options to purchase 500,000 shares of Common Stock exercisable at $1.00 per share and options to purchase 750,000 shares of common stock exercisable at $0.40 per share.

(3)

The number of shares listed as beneficially owned by Mr. Boschert consists of 6,000 shares of Common Stock owned by 674703 B.C. Ltd., a company of which Mr. Boschert is the sole director, officer and shareholder, options to purchase 200,000 shares of Common Stock exercisable at $1.09 per share owned directly by Mr. Boschert and option to purchase 100,000 shares of Common Stock exercisable at $0.40 per share owned directly by Mr. Boschert.

(4)

The number of shares listed as beneficially owned by Mr. Wagels consists of options to purchase 2,000,000 shares of Common Stock exercisable at $1.09 per share and options to purchase 1,000,000 shares of Common Stock exercisable at $1.00 per share.

(5)

The number of shares listed as beneficially owned by Dr. Sappok consists of options to purchase 2,000,000 shares of Common Stock exercisable at $1.09 per share and options to purchase 1,000,000 shares of Common Stock exercisable at $1.00 per share.

(6)

Mr. Wagels and Dr. Sappok each own a 22.5% interest in Inventa Holding GmbH (“Inventa”). BTec Holding AG (“BTec”) currently owns a 40% interest in Inventa, and BTec has agreements to increase its interest in Inventa to 63%. In addition, through an agreement with a minority shareholder of Inventa, BTec has the right to vote 52% of Inventa’s outstanding shares. See “Changes in Control.” Dieter Wagels is currently the sole managing director of Inventa. Until February 29, 2008, Dr. Sappok was a managing director of Inventa.

CHANGES IN CONTROL

On March 31, 2008, BTec Holding AG (“BTec”) acquired a 40% interest in Inventa Holding GmbH (“Inventa”), our majority stockholder at an aggregate price of EUR 20,000. In addition, BTec entered into an agreement with Mr. Wagels and Dr. Sappok to acquire from each of them an additional 5.5% interest in Inventa at a price of EUR 550,000 for each 5.5% interest. Under the terms of their agreement, BTec has until March 31, 2009 to complete the purchase of the additional 5.5% interests from each of Mr. Wagels and Dr. Sappok.

BTec has also entered into an agreement to acquire an additional 12% interest in Inventa from TriCon Immobilien GmbH (“TriCon”), one of Inventa’s minority shareholders. Under the terms of its agreement with Tricon, BTec must pay TriCon an aggregate purchase price of EUR 1,500,000 by September 30, 2008 in order to complete the purchase. BTec may pay the purchase price in cash or by transferring to TriCon 8,000,000 shares of our common stock. In addition, BTec may direct the voting of the Inventa shares owned by TriCon until such time as it has completed the purchase of the 12% interest in Inventa or the agreement has been cancelled.

As a result of the above agreements, BTec has the right to increase their ownership interest in Inventa from a 40% interest to a 63% interest. However, BTec currently has the right to vote 52% of Inventa as a result of their agreement with TriCon.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as described below, none of the following parties has, during the last fiscal year, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Clyvia GmbH currently leases office space consisting of approximately 1,060 square feet from Dast Schweisstechnik GmbH, a company controlled by Dieter Wagels, one of the managing directors of Clyvia GmbH. Rent was prepaid in September, 2005, in the amount of EUR 60,000 (approximately $78,000) and initially extended for a period ending in August, 2016. In November, 2006, the lease was amended to shorten the term to September 2010. As a result, Dast repaid EUR 30,000 (approximately $39,000) of the prepaid rent to Clyvia GmbH. In May 2007, the lease was amended to shorten the term to May 1, 2008. As a result, Dast GmbH repaid EUR 15,000 (approximately $22,173) of the pre-paid rent to Clyvia GmbH.

As at January 31, 2008, we were indebted to DAST GmbH in the amount of EUR 104,262 ($147,738) for the purchase of plant equipment. During the year ended January 31, 2008, DAST GmbH loaned us EUR 28,000 ($41,389) at an interest rate of 8% per annum, payable on at least one month’s advance written notice at the end of any fiscal quarter.

On April 1, 2008 and April 2, 2008, Inventa Holding GmbH (“Inventa”), our controlling shareholder, loaned us EUR 200,000 ($295,640) and EUR 15,000 ($22,173), respectively. The loans bear interest at a rate of 8% per annum and are due on demand, provided that Inventa provides us with at least one month’s advance notice, in writing.

On April 24, 2008 and May 31, 2008, we received loans totaling EUR 135,000 ($199,557) from BTec Holding AG (“BTec”) as follows:

(a)

EUR 100,000, granted on April 24, 2008, bearing interest at a rate of 10% per annum. BTec may demand repayment of the loan 90 days after the grant date, provided that BTec provides us with at least one month’s advance written notice. As collateral for the loan, Inventa has pledged 750,000 of the shares of our common stock owned by Inventa.

(b)

EUR 35,000 ($51,737), granted on May 31, 2008, bearing interest at a rate of 10% per annum. BTec may demand repayment after December 31, 2008 provided that BTec provides us with at least one month’s advance written notice. As collateral for this loan, Inventa has pledged 250,000 of the shares of our common stock owned by Inventa.

BTec is the owner of a 40% interest in Inventa, with voting control over 52% of Inventa’s voting interests. BTec currently has agreements to increase their interest in Inventa to up to a 63% interest. See “Changes in Control” above.

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

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended January 31, 2008 and January 31, 2007 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31, 2008	Year Ended January 31, 2007

Audit Fees	$67,004	$71,212
Audit-Related Fees	$NIL	$NIL
Tax Fees	$NIL	$NIL
All Other Fees	$NIL	$NIL

Total	$67,004	$71,212

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change.(2)
3.3	Articles of Amendment changing name from Rapa Mining Inc. to Clyvia Inc. (5)
3.4	By-Laws.(1)
10.1	Management Services Agreement between Walter P.W. Notter and the Company dated effective as of June 30, 2005.(5)
10.2	Amendment to Management Services Agreement between Walter P.W. Notter and the Company dated effective as of July 11, 2005.(5)
10.3	Memorandum of Understanding Between Clyvia GmbH and Wong Chee Wah.(6)
10.4	Property Purchase Agreement between Clyvia GmbH (German subsidiary of Clyvia) and Stadtentwicklungsgesellschaft der Stadt Wegberg mbH (translated from German to English). (7)
10.5	Agreement between Clyvia GmbH and HII GmbH Industrieanlagen Bau und Beratung (translated from German to English).(8)
10.6	Letter dated May 2, 2006 from Clyvia GmbH to HII GmbH (translated from German to English). (8)
10.7	Exclusive Distribution Contract between Clyvia GmbH and Bureau Wiebes & Partners Ltd. (translated from German to English). (8)
10.8	Exclusive Distribution Contract between Clyvia GmbH and Energy Recycling Systems Sarl (translated from German to English). (8)
10.9	Exclusive Distribution Contract between Clyvia GmbH and Grundstuecksgesellschaft FOCUS mbH & Co. Bau und Boden KG (translated from German to English). (8)
10.10	Letter Agreement amending the scope of non-exclusive distribution rights granted to Energy Recycling Systems Sarl (translated from German to English). (8)
10.11	Amended License Agreement between ECO Impact GmbH and Clyvia GmbH (translated from German to English). (8)
10.12	2005 Stock Option Plan.(4)
10.13	2006 Stock Option Plan.(9)
10.14	Non-Qualified Stock Option Agreement between the Company and Walter Notter dated effective as of August 16, 2006.(9)
10.15	Non-Qualified Stock Option Agreement between the Company and Manfred Sappok dated effective as of August 16, 2006.(9)
10.16	Non-Qualified Stock Option Agreement between the Company and Dieter Wagels dated effective as of August 16, 2006.(9)
10.17	Employment Contract between Clyvia GmbH and Manfred Sappok (translated from German to English).(9)
10.18	Letter from Clyvia GmbH to Manfred Sappok – Salary Increase (translated from German to English). (10)
10.19	Amendment Agreement to Employment Contract between Clyvia GmbH, Manfred Sappok and Clyvia Inc. (10)
10.20	Employment Contract between Clyvia GmbH and Dieter Wagels (translated from German to English).(9)
10.21	Amendment Agreement to Employment Contract between Clyvia GmbH, Dieter Wagels and Clyvia Inc.(10)
10.22	Exclusive Distribution Agreement between Clyvia GmbH and Energie Optimal GmbH (translated from German to English).(11)
10.23	Non-Qualified Stock Option Agreement between the Company and Walter P.W. Notter dated effective as of July 12, 2007.(12)
10.24	Non-Qualified Stock Option Agreement between the Company and John Boschert dated effective as of July 12, 2007.(12)

Exhibit Number	Description of Exhibit
10.25	Loan Agreement dated January 3, 2008 for EUR 28,000 between DAST GmbH (as lender) and Clyvia Technology GmbH (as borrower).
10.26	Loan Agreement dated April 1, 2008 for EUR 200,000 between Inventa Holding GmbH (as lender) and Clyvia Technology GmbH (as borrower).
10.27	Loan Agreement dated April 2, 2008 for EUR 15,000 between Inventa Holding GmbH (as lender) and Clyvia Technology GmbH (as borrower).
10.28	Loan Agreement dated April 24, 2008 for EUR 100,000 between BTec Holding AG (as lender) and Clyvia Technology GmbH (as borrower).
10.29	Loan Agreement dated May 31, 2008 for EUR 35,000 between BTec Holding AG (as lender) and Clyvia Technology GmbH (as borrower).
14.1	Code of Ethics.(6)
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 18, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 2, 2005.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on August 25, 2005.
(5)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 23, 2005.
(6)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on December 23, 2005.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 1, 2006.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 16, 2006.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 28, 2006.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 14, 2006.
(11)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 16, 2007.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 18, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLYVIA INC.

By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer
(Principal Executive Officer and Principal Accounting Officer)

Date:	June 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
Chief Executive Officer, Chief Financial Officer ,
President and Treasurer
Director
(Principal Executive Officer and Principal Accounting Officer)

Date:	June 15, 2008

By:	/s/ John Boschert
JOHN BOSCHERT
Secretary

Date:	June 16, 2008