Form 10-Q
period 2008-04-30
CLYVIA INC
filed 2008-06-23
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER: 000-50930

CLYVIA INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0415276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1480 Gulf Road, #204
Point Roberts, WA	98281
(Address of principal executive offices)	(Zip code)

(360) 306-1133
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 16, 2008, the Issuer had 102,351,779 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLYVIA INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

April 30, 2008
(Unaudited)

CLYVIA INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	April 30,	January 31,
	2008	2008
	(unaudited)	(audited)

ASSETS

Current Assets
Other receivables	$27,076	$50,953
Other receivables –related parties (Note 7)	8,312	7,738
Prepaid expenses	7,020	10,360
Deferred tax asset, less valuation allowance $106,878 (2008 -$1,434,045)	-	-

Total Current Assets	42,408	69,051

Property, plant and equipment (Note 4)	3,591,158	3,452,418

Total Assets	$3,633,566	$3,521,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Bank indebtedness (Note 5)	$24,843	$48,077
Accounts payable and accrued liabilities	216,778	534,271
Accounts payable and accrued liabilities –related parties (Note 7)	268,802	230,158
Deposit –unearned income	23,685	66,519
Loans payable (Note 6)	1,177,602	1,037,122
Loans payable –related parties (Note 7)	545,159	41,635

Total Current Liabilities	2,256,869	1,957,782

Commitments (Note 11)

Stockholders’ Equity
Common stock (Note 8)
Authorized
525,000,000 common shares, par value $0.001
Issued and outstanding
April 30, 2008 -102,351,779 common shares
January 31, 2008 -102,351,779 common shares	102,352	102,352
Additional paid-in capital	14,231,239	14,231,239
Accumulated other comprehensive income:
Foreign currency translation adjustment	894,872	767,515
Deficit accumulated during the development stage	(13,851,766)	(13,537,419)

Total Stockholders’ Equity	1,376,697	1,563,687

Total Liabilities and Stockholders’ Equity	$3,633,566	$3,521,469

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Three	Three
	From Inception	Months	Months
	(December 21,	Ended	Ended
	2004) to April 30,	April 30,	April 30,
	2008	2008	2007

EXPENSES

Amortization	$344,217	$76,010	$13,924
Management fees	696,290	61,924	67,475
Professional fees	1,105,527	55,663	66,376
Other operating expenses	1,442,971	113,461	165,402
Stock-based compensation	9,963,954	-	-
Foreign currency loss	273,345	7,778	894

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	(13,826,304)	(314,836)	(314,071)

OTHER ITEMS
Interest expense	(138,985)	(47,241)	(3,706)
Interest income	23,988	247	929
Income from processing waste	65,748	47,483	10,291
Miscellaneous income	23,787	-	13,267

LOSS BEFORE INCOME TAXES	(13,851,766)	(314,347)	(293,290)

Provision for income taxes	-	-	-

NET LOSS	(13,851,766)	(314,347)	(293,290)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	894,872	127,357	147,627

COMPREHENSIVE LOSS	$(12,769,904)	$(186,990)	$(145,663)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		102,351,779	102,351,779

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Three	Three
	From Inception	Months	Months
	(December 21,	Ended	Ended
	2004) to April 30,	April 30,	April 30,
	2008	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(13,851,766)	$(314,347)	$(293,290)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	9,963,954	-	-
Amortization	344,217	76,010	13,924
Change in operating assets and liabilities
Decrease (increase) in other receivables	(21,777)	26,165	(16,645)
Increase in other receivables –related parties	(7,282)	(44)	-
Decrease (increase) in prepaid expenses	(188)	3,870	7,450
Increase (decrease) in accounts payable and accrued liabilities	391,251	(333,469)	18,593
Increase in accounts payable and accrued liabilities –related parties	250,903	32,100	59,372
Increase (decrease) in deposits –unearned revenue	16,907	(45,312)	-
Increase in accrued interest payable	130,111	44,851	3,706

Net cash used in operating activities	(2,783,670)	(510,176)	(206,890)

CASH FLOWS FROM INVESTING ACTIVITIES

Recovery (acquisition) of capital assets	(3,466,138)	16,546	(78,404)

Net cash provided by (used in) investing activities	(3,466,138)	16,546	(78,404)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank indebtedness	20,408	(15,903)	10,883
Cash acquired from Clyvia Inc.	7,654	-	-
Issuance of common stock for cash	4,383,267	-	-
Proceeds from loans payable	1,167,816	517,874	-

Net cash provided by financing activities	5,579,145	501,971	10,883

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	670,663	(8,341)	2,551

NET DECREASE IN CASH	-	-	(271,860)

CASH, BEGINNING OF PERIOD	-	-	271,860

CASH, END OF PERIOD	$-	$-	$-

Supplemental Disclosure with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008
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

Effective September 1, 2005, the Company changed its name from Rapa Mining Inc. to Clyvia Inc.

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at April 30, 2008 and for all periods presented, have been included. Interim results for the period ended April 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

2.	GOING CONCERN

These unaudited consolidated financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008
(Unaudited)

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

The unaudited consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in U.S. dollars. The significant accounting policies adopted by the Company are as follows:

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
April 30, 2008
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Prepaid expenses

Prepaid expenses consist primarily of various prepaid operating expenses.

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
April 30, 2008
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(i)	Fair value of financial instruments

The Company's financial instruments consist of bank indebtedness, other receivables, other receivables – related parties, accounts payable and accrued liabilities, accounts payable and accrued liabilities –related parties, loans payable and loans payable –related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of April 31, 2008 and 2007, the 9,870,000 and 8,650,000 options outstanding respectively, have been excluded from diluted loss per share as they were anti-dilutive.

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
April 30, 2008
(Unaudited)

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

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(p) Recent accounting pronouncement (continued)

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

(q) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

4.	PROPERTY, PLANT AND EQUIPMENT

	April 30,	January 31,
	2008	2008

Office equipment	$105,001	$100,349
Plant equipment	2,449,542	2,357,118
Laboratory equipment	30,676	29,316
Building	1,097,255	1,048,638
Land	193,790	185,204
	3,876,264	3,720,625
Accumulated depreciation	(285,106)	(268,207))

Net book value	$3,591,158	$3,452,418

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

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008
(Unaudited)

5.	BANK INDEBTEDNESS

At April 30, 2008 and January 31, 2008, the Company had a consolidated bank indebtedness of $24,843 and $48,077, respectively. Clyvia Technology has an account overdraft limit of Euro 50,000 (US $78,952) which bears interest at 11.5% per annum, is secured by a company related to a managing director of Clyvia Technology and is due September 30, 2008. The overdraft bears interest at 16.5% per annum on any amounts exceeding the overdraft limit.

6.	LOANS PAYABLE

During the year ended January 31, 2008, several loans were granted from a third party company totaling Euro 90,000 (US $142,113). The loans bear interest at 8% per annum and are due as follows:

Principal	Due Date

Euro 35,000 (US $55,266)	December 31, 2008
Euro 35,000 (US $55,266)	December 31, 2008
Euro 20,000 (US $31,581)	December 31, 2008

Interest expense included in the statement of operations for the three months ended April 30, 2008 and 2007 totaled Euro 1,822 (US $2,752) and Euro 0 (US $0), respectively.

During the three months ended April 30, 2008, two loans were granted from a third party individual for Euro 12,000 (US $18,948) and Euro 12,895 (US $20,362), respectively. The loans bears interest at 8.5% per annum and are due by either party providing one month’s notice at the end of a given month beginning June 30, 2008. Subsequent to April 30, 2008, the loans were amended to be due July 31, 2008. Interest expense included in the statement of operations for the three months ended April 30, 2008 totaled Euro 341 (US $515).

During the year ended January 31, 2008, a loan was granted from a third party individual for Euro 35,000 (US $55,266). The loan bears interest at 8.5% per annum and was due September 30, 2007. On September 26, 2007, the loan was extended until December 31, 2007. Subsequent to April 30, 2008, the loan was extended to July 31, 2008. Interest expense included in the statement of operations for the three months ended April 30, 2008 and 2007 totaled Euro 765 (US $1,156) and Euro 0 (US $0), respectively.

During the year ended January 31, 2008, a loan was granted from a third party company for Euro 150,000 (US $236,855). In addition, the same third party company agreed to reclassify Euro 210,000 (US $331,596) of accounts payable to loans payable. The loans bear interest at 8.5% per annum and were due August 31, 2007. Subsequent to August 31, 2007, the loans were extended to December 31, 2007. Clyvia Technology and the lender have entered into negotiations to extend the terms of the loans. Effective September 1, 2007, the loans bear interest at 10% per annum and effective January 1, 2008, the loans bear interest at 17.75% per annum. Interest expense included in the statement of operations for the three months ended April 30, 2008 and 2007 totaled Euro 21,308 (US $32,183) and Euro 0 (US $0), respectively.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008
(Unaudited)

6.	LOANS PAYABLE (continued)

During the three months ended April 30, 2008, two loans were granted from a third party company for $2,500 and $2,000. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the three months ended April 30, 2008 totaled $88.

During the year ended January 31, 2008, several loans were granted from a third party company totaling $41,000. The loans are unsecured and are due on demand. On December 31, 2007, the Company agreed to begin paying interest on the first loan of $10,000 at 10% per annum. The additional loans also bear interest at 10% per annum. Interest expense included in the statement of operations for the three months ended April 30, 2008 and 2007 totaled $1,008 and $0, respectively.

During the year ended January 31, 2007, a loan was granted from a third party company for $190,000. The loan bears interest at 8% per annum, compounded annually, and is due July 18, 2008. Interest expense included in the statement of operations for the three months ended April 30, 2008 and 2007 totaled $4,003 and $3,706, respectively.

7.	RELATED PARTY TRANSACTIONS

Other receivables

At April 30, 2008 and January 31, 2008, included in other receivables –related parties is Euro 3,597 (US $5,680) and 3,597 (US $5,318), respectively, owed from a company with a common director and officer of Clyvia Technology for vehicle maintenance. At January 31, 2007, included in accounts payable and accrued liabilities –related parties is Euro 2,885 (US $3,740) owed to the same company for the use of a vehicle. Net Vehicle costs paid for the three months ended April 30, 2008 and 2007 totaled Euro 0 (US $0) and Euro 1,704 (US $2,260), respectively.

At April 30, 2008 and January 31, 2008, included in other receivables –related parties is Euro 1,042 (US $1,646) and Euro 1,042 (US $1,541), respectively, owed from a company with a common director and officer of Clyvia Technology for various operating expenses.

At April 30, 2008 and January 31, 2008, included in other receivables –related parties is Euro 624 (US $986) and Euro 595 (US $879), respectively, owed from a managing director of Clyvia Technology for the personal portion of travel expenses.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008
(Unaudited)

7.	RELATED PARTY TRANSACTIONS (continued)

Accounts payable and accrued liabilities

At April 30, 2008 and January 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 55,285 (US $87,296) and Euro 69,221 (US $102,323), respectively, owed to a company related to a managing director of Clyvia Technology for the purchase of plant equipment. At April 30, 2008 and January 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 112 (US $177) and Euro 1,123 (US $1,658) owed to the same company for rent.

At April 30, 2008 and January 31, 2008, included in accounts payable and accrued liabilities –related parties is CAD $95 (US $95) and CAD $95 (US $95), respectively, owed to a former officer and director of the Company.

At April 30, 2008 and January 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 109,092 (US $170,271) and Euro 84,618 (US $125,082), respectively, owed to a director and officer of the Company for management fees and reimbursement of expenses.

At April 30, 2008, included in accounts payable and accrued liabilities –related parties is Euro 7,055 (US $11,140) owed to an individual related to a former managing director of Clyvia Technology for scientific consulting services.

At January 31, 2008, included in accounts payable and accrued liabilities –related parties is $1,000 owed to an officer of the Company for management fees.

Loan payable

During the three months ended April 30, 2008, a loan was granted from a company that is the majority shareholder of Inventa for Euro 100,000 (US $157,903). The loan bears interest at 10% per annum are is due by either party providing one month’s notice at the end of a given month beginning three months after the date of grant. The loan is secured by 750,000 shares of the Company’s common stock which are owned by Inventa. Interest expense included in the statement of operations for the three months ended April 30, 2008 totaled Euro 1,363 (US $2,059).

During the three months ended April 30, 2008, two loans were granted from Inventa for Euro 200,000 (US $315,806) and Euro 15,000 (US $23,685), respectively. The loans bear interest at 8% per annum and are due by either party providing one month’s notice at the end of a given month. Interest expense included in the statement of operations for the three months ended April 30, 2008 totaled Euro 164 (US $249).

During the year ended January 31, 2008, a loan was granted from a company related to a managing director of Clyvia Technology for Euro 28,000 (US $44,213). The loan bears interest at 8% per annum and is due by providing one month written notice at any quarter-end. Interest expense included in the statement of operations for the three months ended April 30, 2008 and 2007 totaled Euro 556 (US $839) and Euro 0 (US $0), respectively.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008
(Unaudited)

7.	RELATED PARTY TRANSACTIONS (continued)

Other

Management fees paid to an officer and director of the Company for the three months ended April 30, 2008 and 2007 totaled Euro 22,500 (US $34,380) and Euro 22,500 (US $29,649), respectively. Consulting fees paid to an officer of the Company for the three months ended April 30, 2008 and 2007 totaled $3,000 and $3,000, respectively. Wages paid to officers and directors of Clyvia Technology for the three months ended April 30, 2008 and 2007 totaled Euro 16,250 (US $24,544) and Euro 26,250 (US $34,826), respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Lease fees paid to a company related to a managing director of Clyvia Technology for the three months ended April 30, 2008 and 2007 totaled Euro 1,771 (US $2,675) and Euro 1,771 (US $2,350).

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
April 30, 2008
(Unaudited)

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
April 30, 2008
(Unaudited)

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

		Weighted Average
	Number	Exercise Price

Options outstanding, January 31, 2008	9,870,000	$0.98
Granted	-	-
Exercised	-	-
Expired	-	-
Options outstanding, April 30, 2008	9,870,000	$0.98

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

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008
(Unaudited)

9.	STOCK OPTIONS AND WARRANTS (continued) Stock Options (continued)

A summary of stock options outstanding at April 30, 2008 is as follows:

	Outstanding Options			Exercisable Options
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise		Contractual	Exercise		Contractual	Exercise
Price	Number	Life	Price	Number	Life	Price

2005 Stock Option Plan
$ 1.09	6,050,000	2.19	$ 1.09	6,050,000	2.19	$ 1.09
$ 1.00	100,000	3.30	$ 1.00	100,000	3.30	$ 1.00
2006 Stock Option Plan
$ 1.00	2,500,000	3.30	$ 1.00	2,500,000	3.30	$ 1.00
$ 0.40	1,220,000	4.20	$ 0.40	1,220,000	4.20	$ 0.40

On July 11, 2005, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	3.91%
Dividend yield rate	0.00%
Price volatility	117.00%
Weighted average expected life of options	4.95 years

On August 16, 2006, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.81%
Dividend yield rate	0.00%
Price volatility	76.47%
Weighted average expected life of options	5.0 years

On July 12, 2007, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	5.03%
Dividend yield rate	0.00%
Price volatility	101.45%
Weighted average expected life of options	5.0 years

The intrinsic value for all options outstanding was $Nil as of April 30, 2008 and January 31, 2008.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008
(Unaudited)

9.	STOCK OPTIONS AND WARRANTS (continued) Warrants

		Weighted Average
	Number	Exercise Price

Warrants outstanding, January 31, 2008	877,620	$1.14
Granted	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding, April 30, 2008	877,620	$1.14

A summary of warrants outstanding at April 30, 2008 is as follows:

Date	Issued	Outstanding	Exercise Price	Expiry Date

May 4, 2006	442,478	442,478	$1.13	May 4, 2008
				(subsequently expired)
May 5, 2006	217,391	217,391	$1.15	May 5, 2008
				(subsequently expired)
June 12, 2006	217,391	217,391	$1.15	June 12, 2008
				(subsequently expired)

10.	SEGMENT INFORMATION

The Company’s operations following the acquisition of Clyvia Technology were conducted in one reportable segment, being the development and commercialization of the process known as catalytic depolymerization, in Germany. All of the Company’s property, plant and equipment are located in Germany.

11.	COMMITMENTS

On July 1, 2005, the Company entered into a management services contract with a director and officer of the Company effective July 1, 2005, to pay monthly management fees of 5,000 Euro (US $7,895). The agreement also specifies a grant of options to purchase 250,000 shares of the Company’s common stock pursuant to the Company’s 2005 Stock Option Plan at an exercise price of $1.09 per share for a period of five years from the date of issuance. The stock options were granted July 11, 2005. The agreement is for a one-year term and shall automatically extend for additional one year terms on the anniversary date unless notice is given by the Company at least 90 days prior to renewal. On November 23, 2005, Clyvia Technology increased the monthly management fee to 7,500 Euro (US $11,843) effective January 1, 2006.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008
(Unaudited)

11.	COMMITMENTS

On July 1, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective July 1, 2005, to pay monthly management fees of 2,300 Euro (US $3,632) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year. On November 23, 2005, Clyvia Technology increased the monthly management fee to 5,000 Euro (US $7,895) effective January 1, 2006. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 9). Effective February 24, 2008, the director and officer of Clyvia Technology resigned and began providing consulting services. The terms of the employment contract remain unchanged.

On September 1, 2005, Clyvia Technology entered into a lease agreement for tenancy of office space with a company related to a managing director of Clyvia Technology for a term of five years expiring September 1, 2010. The lease may be terminated by either party by providing twelve months notice. The lease agreement requires monthly lease payments of Euro 590 (US $932) plus taxes.

On November 24, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective January 1, 2006, to pay monthly management fees of 3,750 Euro (US $5,921) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract period is indefinite, may be terminated with one year notice and terminates at the age of 65. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 9).

12.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from
	Inception	Three	Three
	(December 21,	Months	Months
	2004) to	Ended	Ended
	April 30,	April 30,	April 30,
	2008	2008	2007

Cash paid for:
Interest	$6,507	$2,389	$-
Income taxes	$-	$-	$-

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008
(Unaudited)

13.	SUBSEQUENT EVENT

On May 31, 2008, a loan was granted from a loan was granted from a company that is the majority shareholder of Inventa for Euro 35,000 (US $55,266). The loan bears interest at 10% per annum are is due by either party providing one month’s notice beginning December 31, 2008. The loan is secured by 250,000 shares of the Company’s common stock which are owned by Inventa.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTLS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II – Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB or Form 10-K and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Clyvia” mean Clyvia Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended April 30, 2008 and changes in our financial condition from our fiscal year ended January 31, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended January 31, 2008 filed with the SEC on June 16, 2008.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments have occurred since our fiscal year ended January 31, 2008:

1.

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

2.

In April 2008, we commissioned the Central Customs Office in Cologne to analyze the diesel fuel produced from our pilot plant using plastics such as polyethylene or polypropylene as the input material. The results from Cologne Office indicate that the diesel fuel produced from plastics satisfied the requirements of German Energy Tax Law.

3.

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

We anticipate spending approximately EUR 2,000,000 (approximately $3,158,060) in pursuing the above plan of operation over the next twelve months. We currently do not have sufficient working capital to meet our anticipated needs for the next twelve months. We have not earned any significant revenues to date and there are no assurances that we will be able to do so in the future. In addition, we can not provide any assurances that our actual working capital needs for the next twelve months will not exceed the amounts that we have estimated. If we require additional financing, it is anticipated that such additional financing will likely be in the form of equity financing, as we do not expect there to be substantial debt financing available to us at this stage of our business.

Currently, we do not have any additional financing arrangements in place and there are no assurances that we will be able to obtain sufficient additional financing if needed. If we are not able to obtain sufficient financing, we may scale down our proposed plan of operation as necessary.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended April 30,		Percentage
			Increase /
	2008	2007	(Decrease)
Revenue	$-	$-	n/a
Expenses	(314,836)	(314,071)	0.2%
Other Items	489	20,781	(97.6)%
Net Loss	$(314,347)	$(293,290)	7.2%

Revenue

During the three months ended April 30, 2008, we earned income from processing waste of $47,483.

We are presently still in the development stage of our business. Our income from the sale of processing waste has been nominal thus far. In addition, although we have earned some income from test runs conducted through our pilot plant of sample materials provided by prospective purchasers of our recycling/processing system, we have not completed the sale of any recycling/processing systems and there are no assurances that we will be able to do so in the future. Although we have entered into a number of distribution agreements for recycling/processing plants based on our Fuel Technology, there are no assurances that these agreements will result in any actual sales of our products or that we will be able to otherwise earn any significant revenues.

Operating Expenses

Our operating expenses for the three month period ended April 30, 2008 and 2007 consisted of the following:

	Three Months Ended April 30,		Percentage
			Increase / (Decrease)
	2008	2007
Amortization	$76,010	$13,924	445.9%
Management Fees	61,924	67,475	(8.2)%
Professional Fees	55,663	66,376	(16.1)%
Other Operating Expenses	113,461	165,402	(31.4)%
Foreign Currency Loss	7,778	894	770.0%
Total Expenses	$314,836	$314,071	0.2%

Amortization expenses increased during the three months ended April 30, 2008 due to the depreciation and amortization of our pilot plant.

Management fees represent amounts paid as compensation to our executive officers and the executive officers of Clyvia GmbH during the respective year-end periods. The decrease in management fees for the three months ended April 30, 2008 from the three months ended April 30,

2007 due to the fact that we ceased payment of management fees to Dr. Manfred Sappok, a former managing director of Clyvia GmbH, as he retired in February 2008.

Professional fees consist primarily of amounts incurred for certain consulting fees, investor relations services and for legal and accounting services provided in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

Other operating expenses consist primarily of amounts spent on salaries and wages, advertising, and travel, as well as other miscellaneous office expenses. During the three months ended April 30, 2008, other operating expenses decreased due to reduced operating activities during the period.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2008	At January 31, 2008	Increase / (Decrease)
Current Assets	$42,408	$69,051	(38.6)%
Current Liabilities	(2,256,869)	(1,957,782)	15.3%
Working Capital Surplus	$(2,214,461)	$(1,888,731)	17.2%
(Deficiency)

Cash Flows

	Three Months Ended April 30
	2008	2007
Cash Flows used in Operating Activities	$(510,176)	$(206,890)
Cash Flows used in Investing Activities	16,546	(78,404)
Cash Flows from Financing Activities	501,971	10,883
Effect of Foreign Currency Translation	(8,341)	2,551
Net Decrease in Cash During Period	$-	$(271,860)

As at April 30, 2008, we had bank indebtedness in the amount of $24,843. Included in current liabilities are approximately $268,802 due to related parties primarily on account of amounts owed for the purchase of plant and equipment and unpaid management fees and reimbursable expenses. The increase in our working capital deficit from our year ended January 31, 2008 is largely attributable to the fact that our only significant sources of financing during the period were short-term loans obtained from third parties and related parties.

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

On April 1, 2008 and April 2, 2008, Inventa Holding GmbH (“Inventa”), our controlling shareholder, loaned us EUR 200,000 ($315,806) and EUR 15,000 ($23,685), respectively. The loans bear interest at a rate of 8% per annum and are due on demand, provided that Inventa provides us with at least one month’s advance notice, in writing.

On April 24, 2008 and May 31, 2008, we received loans totaling EUR 135,000 ($213,169) from BTec Holding AG (“BTec”) as follows:

(a)

EUR 100,000 ($157,903), granted on April 24, 2008, bearing interest at a rate of 10% per annum. BTec may demand repayment of the loan 90 days after the grant date, provided that BTec provides us with at least one month’s advance written notice. As collateral for the loan, Inventa has pledged 750,000 of the shares of our common stock owned by Inventa.

(b)

EUR 35,000 ($55,266), granted on May 31, 2008, bearing interest at a rate of 10% per annum. BTec may demand repayment after December 31, 2008 provided that BTec provides us with at least one month’s advance written notice. As collateral for this loan, Inventa has pledged 250,00 of the shares of our common stock owned by Inventa.

BTec is the owner of a 40% interest in Inventa, our controlling shareholder, with control over 52% of Inventa’s voting interests. See “Changes in Control”.

In addition, we have received an aggregate of EUR 24,895 ($39,310) and $4,500 in loans from unrelated third parties during the three months ended April 30, 2008. The USD loans for $4,500 in the aggregate bear interest at a rate of 10% per annum and are payable upon demand. The EUR loans totaling EUR 24,895 ($39,310) bear interest at a rate of 8.5% per annum and are repayable after July 31, 2008 upon the lender providing at least one months advance written notice.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

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

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change.(2)
3.3	Articles of Amendment changing name from Rapa Mining Inc. to Clyvia Inc. (5)
3.4	By-Laws.(1)
10.1	Management Services Agreement between Walter P.W. Notter and the Company dated effective as of June 30, 2005.(5)
10.2	Amendment to Management Services Agreement between Walter P.W. Notter and the Company dated effective as of July 11, 2005.(5)
10.3	Memorandum of Understanding Between Clyvia GmbH and Wong Chee Wah.(6)
10.4	Property Purchase Agreement between Clyvia GmbH (German subsidiary of Clyvia) and Stadtentwicklungsgesellschaft der Stadt Wegberg mbH (translated from German to English). (7)
10.5	Agreement between Clyvia GmbH and HII GmbH Industrieanlagen Bau und Beratung (translated from German to English).(8)
10.6	Letter dated May 2, 2006 from Clyvia GmbH to HII GmbH (translated from German to English). (8)
10.7	Exclusive Distribution Contract between Clyvia GmbH and Bureau Wiebes & Partners Ltd. (translated from German to English). (8)
10.8	Exclusive Distribution Contract between Clyvia GmbH and Energy Recycling Systems Sarl (translated from German to English). (8)
10.9	Exclusive Distribution Contract between Clyvia GmbH and Grundstuecksgesellschaft FOCUS mbH & Co. Bau und Boden KG (translated from German to English). (8)
10.10	Letter Agreement amending the scope of non-exclusive distribution rights granted to

Exhibit
Number	Description of Exhibit
Energy Recycling Systems Sarl (translated from German to English). (8)
10.11	Amended License Agreement between ECO Impact GmbH and Clyvia GmbH (translated from German to English). (8)
10.12	2005 Stock Option Plan.(4)
10.13	2006 Stock Option Plan.(9)
10.14	Non-Qualified Stock Option Agreement between the Company and Walter Notter dated effective as of August 16, 2006.(9)
10.15	Non-Qualified Stock Option Agreement between the Company and Manfred Sappok dated effective as of August 16, 2006.(9)
10.16	Non-Qualified Stock Option Agreement between the Company and Dieter Wagels dated effective as of August 16, 2006.(9)
10.17	Employment Contract between Clyvia GmbH and Manfred Sappok (translated from German to English).(9)
10.18	Letter from Clyvia GmbH to Manfred Sappok – Salary Increase (translated from German to English). (10)
10.19	Amendment Agreement to Employment Contract between Clyvia GmbH, Manfred Sappok and Clyvia Inc. (10)
10.20	Employment Contract between Clyvia GmbH and Dieter Wagels (translated from German to English).(9)
10.21	Amendment Agreement to Employment Contract between Clyvia GmbH, Dieter Wagels and Clyvia Inc.(10)
10.22	Exclusive Distribution Agreement between Clyvia GmbH and Energie Optimal GmbH (translated from German to English).(11)
10.23	Non-Qualified Stock Option Agreement between the Company and Walter P.W. Notter dated effective as of July 12, 2007.(12)
10.24	Non-Qualified Stock Option Agreement between the Company and John Boschert dated effective as of July 12, 2007.(12)
10.25	Loan Agreement dated January 3, 2008 for EUR 28,000 between DAST GmbH (as lender) and Clyvia Technology GmbH (as borrower).(13)
10.26	Loan Agreement dated April 1, 2008 for EUR 200,000 between Inventa Holding GmbH (as lender) and Clyvia Technology GmbH (as borrower).(13)
10.27	Loan Agreement dated April 2, 2008 for EUR 15,000 between Inventa Holding GmbH (as lender) and Clyvia Technology GmbH (as borrower).(13)
10.28	Loan Agreement dated April 24, 2008 for EUR 100,000 between BTec Holding AG (as lender) and Clyvia Technology GmbH (as borrower).(13)
10.29	Loan Agreement dated May 31, 2008 for EUR 35,000 between BTec Holding AG (as lender) and Clyvia Technology GmbH (as borrower).(13)
14.1	Code of Ethics.(6)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16,
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 18, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 2, 2005.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on August 25, 2005.

(5)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 23, 2005.
(6)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on December 23, 2005.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 1, 2006.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 16, 2006.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 28, 2006.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 14, 2006.
(11)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 16, 2007.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 18, 2007.
(13)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on June 16, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLYVIA INC.

Date:	June 21, 2008	By:	/s/ Walter P.W. Notter
WALTER P.W. NOTTER
President, Treasurer,
Chief Executive Officer and Chief Financial Officer
Director
(Principal Executive Officer
and Principal Accounting Officer)