Form 10-Q
period 2008-07-31
CLYVIA INC
filed 2008-09-22
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”
“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 16, 2008, the Registrant had 102,351,779 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended July 31, 2008 are not necessarily indicative of the results that can be expected for the year ending January 31, 2009.

CLYVIA INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

July 31, 2008
(Unaudited)

CLYVIA INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	July 31,	January 31,
	2008	2008
	(unaudited)	(audited)

ASSETS

Current Assets
Other receivables	$29,991	$50,953
Other receivables –related parties (Note 7)	7,229	7,738
Prepaid expenses	6,580	10,360
Deferred tax asset, less valuation allowance $250,858 (2008 -$1,434,045)	-	-
Total Current Assets	43,800	69,051

Property, plant and equipment (Note 4)	3,497,991	3,452,418

Total Assets	$3,541,791	$3,521,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Bank indebtedness (Note 5)	$55,696	$48,077
Accounts payable and accrued liabilities	345,678	534,271
Accounts payable and accrued liabilities –related parties (Note 7)	307,716	230,158
Deposit –unearned income	23,372	66,519
Loans payable (Note 6)	520,041	1,037,122
Loans payable –related parties (Note 7)	1,356,993	41,635

Total Current Liabilities	2,609,496	1,957,782

Commitments (Note 11)

Stockholders’ Equity
Common stock (Note 8)
Authorized
525,000,000 common shares, par value $0.001
Issued and outstanding
July 31, 2008 -102,351,779 common shares
January 31, 2008 -102,351,779 common shares	102,352	102,352
Additional paid-in capital	14,231,239	14,231,239
Accumulated other comprehensive income:
Foreign currency translation adjustment	873,941	767,515
Deficit accumulated during the development stage	(14,275,237)	(13,537,419)

Total Stockholders’ Equity	932,295	1,563,687

Total Liabilities and Stockholders’ Equity	$3,541,791	$3,521,469

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six	Six	Three	Three
	From Inception	Months	Months	Months	Months
	(December 21,	Ended	Ended	Ended	Ended
	2004) to July 31,	July 31,	July 31,	July 31,	July 31,
	2008	2008	2007	2008	2007

EXPENSES

Amortization	$425,895	$157,688	$81,098	$81,678	$67,174
Management fees	752,398	118,033	137,121	56,109	69,646
Professional fees	1,231,536	181,671	232,021	126,008	165,645
Other operating expenses	1,554,477	224,967	295,839	111,506	130,437
Stock-based compensation	9,963,954	-	577,156	-	577,156
Foreign currency loss (recovery)	263,661	(1,906)	950	(9,684)	56

LOSS BEFORE OTHER ITEMS
AND INCOME TAXES	(14,191,921)	(680,453)	(1,324,185)	(365,617)	(1,010,114)

OTHER ITEMS
Interest expense	(197,764)	(106,020)	(14,951)	(58,779)	(11,245)
Interest income	24,245	504	1,309	257	380
Income from processing waste	66,416	48,151	13,136	668	2,845
Miscellaneous income	23,787	-	13,267	-	-

LOSS BEFORE INCOME TAXES	(14,275,237)	(737,818)	(1,311,424)	(423,471)	(1,018,134)

Provision for income taxes	-	-	-	-	-

NET LOSS	(14,275,237)	(737,818)	(1,311,424)	(423,471)	(1,018,134)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	873,941	106,426	146,119	(20,931)	(1,508)

COMPREHENSIVE LOSS	$(13,401,296)	$(631,392)	$(1,165,305)	$(444,402)	$(1,019,642)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.01)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		102,351,779	102,351,799	102,351,779	102,351,779

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six	Six
	From Inception	Months	Months
	(December 21,	Ended	Ended
	2004) to	July 31,	July 31,
	July 31, 2008	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(14,275,237)	$(737,818)	$(1,311,424)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	9,963,954	-	577,156
Amortization	425,895	157,688	80,555
Change in operating assets and liabilities
Decrease (increase) in other receivables	(24,384)	23,558	(61,225)
Decrease (increase) in other receivables –related parties	(6,316)	922	(4,209)
Decrease in prepaid expenses	252	4,310	29,387
Increase (decrease) in accounts payable and accrued liabilities	513,726	(210,994)	225,741
Increase in accounts payable and accrued liabilities –related parties	290,802	71,999	123,289
Increase (decrease) in deposits –unearned revenue	15,790	(46,429)	20,112
Increase (decrease) in accrued interest payable	65,198	(20,062)	13,970

Net cash used in operating activities	(3,030,320)	(756,826)	(306,648)

CASH FLOWS FROM INVESTING ACTIVITIES

Recovery (acquisition) of capital assets	(3,466,383)	16,301	(229,713)

Net cash provided by (used in) investing activities	(3,466,383)	16,301	(229,713)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank indebtedness	41,297	4,986	9,855
Cash acquired from Clyvia Inc.	7,654	-	-
Issuance of common stock for cash	4,383,267	-	-
Proceeds from loans payable	1,418,808	768,866	248,052

Net cash provided by financing activities	5,851,026	773,852	257,907

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	645,677	(33,327)	6,594

NET DECREASE IN CASH	-	-	(271,860)

CASH, BEGINNING OF PERIOD	-	-	271,860

CASH, END OF PERIOD	$-	$-	$-

Supplemental Disclosure with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008
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

Effective September 1, 2005, the Company changed its name from Rapa Mining Inc. to Clyvia Inc.

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at July 31, 2008 and for all periods presented, have been included. Interim results for the period ended July 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
July 31, 2008
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
July 31, 2008
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
July 31, 2008
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

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of July 31, 2008 and 2007, the 9,870,000 and 9,870,000 options outstanding respectively, have been excluded from diluted loss per share as they were anti-dilutive.

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
July 31, 2008
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
July 31, 2008
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

(q) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

4.	PROPERTY, PLANT AND EQUIPMENT

	July 31,	January 31,
	2008	2008

Office equipment	$105,992	$100,349
Plant equipment	2,457,443	2,357,118
Laboratory equipment	30,774	29,316
Building	1,100,794	1,048,638
Land	194,416	185,204
	3,889,419	3,720,625
Accumulated depreciation	(391,428)	(268,207)

Net book value	$3,497,991	$3,452,418

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

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008
(Unaudited)

5.	BANK INDEBTEDNESS

At July 31, 2008 and January 31, 2008, the Company had a consolidated bank indebtedness of $55,696 and $48,077, respectively. Clyvia Technology has an account overdraft limit of Euro 50,000 (US $77,906) which bears interest at 11.5% per annum, is secured by a company related to a managing director of Clyvia Technology and is due September 30, 2008. The overdraft bears interest at 16.5% per annum on any amounts exceeding the overdraft limit.

6.	LOANS PAYABLE

During the year ended January 31, 2008, several loans were granted from a third party company totaling Euro 90,000 (US $140,231). The loans bear interest at 8% per annum and are due December 31, 2008. Interest expense included in the statement of operations for the six and three months ended July 31, 2008 totaled Euro 3,722 (US $5,760) and Euro 1,899 (US $2,969), respectively. Interest expense included in the statement of operations for the six and three months ended July 31, 2007 totaled Euro $0 (US $0) and Euro $0 (US $0), respectively.

During the six months ended July 31, 2008, two loans were granted from a third party individual for Euro 12,000 (US $18,697) and Euro 12,895 (US $20,092), respectively. The loans bears interest at 8.5% per annum and were due by either party providing one month’s notice at the end of a given month beginning June 30, 2008. On May 14, 2008, the loans were extended to July 31, 2008. On July 29, 2008, the loans were extended to December 31, 2008. Interest expense included in the statement of operations for the six and three months ended July 31, 2008 totaled Euro 882 (US $1,368) and Euro 541 (US $845), respectively.

During the year ended January 31, 2008, a loan was granted from a third party individual for Euro 35,000 (US $54,534). The loan bears interest at 8.5% per annum and was due September 30, 2007. On September 26, 2007, the loan was extended until December 31, 2007. On May 14, 2008, the loan was extended to July 31, 2008. On July 29, 2008, the loan was extended to December 31, 2008. Interest expense included in the statement of operations for the six and three months ended July 31, 2008 totaled Euro 1,564 (US $2,422) and Euro 799 (US $1,249), respectively. Interest expense included in the statement of operations for the six and three months ended July 31, 2007 totaled Euro 0 (US $0) and Euro 0 (US $0), respectively.

During the year ended January 31, 2008, a loan was granted from a third party company for Euro 150,000 (US $233,718). In addition, the same third party company agreed to reclassify Euro 210,000 (US $327,205) of accounts payable to loans payable. The loans bore interest at 8.5% per annum and were due August 31, 2007. Subsequent to August 31, 2007, the loans were extended to December 31, 2007. Subsequent to December 31, 2007, Clyvia Technology and the lender entered into negotiations to extend the terms of the loans. Effective September 1, 2007, the loans bore interest at 10% per annum and effective January 1, 2008, the loans bore at 17.75% per annum. On June 6 and June 20, 2008, the loans and interest totaling Euro 438,600 (US $683,391) were repaid by a third party company. The third party company also repaid accounts payable of Euro 11,400 (US $17,763) to the same lender. The third party company then granted several new loans totaling Euro 450,000 (US $701,154). Interest expense included in the statement of operations for the six and three months ended April 30, 2008 totaled Euro 38,879 (US $60,110) and Euro 17,571 (US $27,474), respectively. Interest expense included in the statement of operations for the six and three months ended April 30, 2007 totaled Euro 4,765 (US $6,455) and Euro 4,765 (US $6,455), respectively.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008
(Unaudited)

6.	LOANS PAYABLE (continued)

During the six months ended July 31, 2008, two loans were granted from a third party company for $2,500 and $2,000. The loans bear interest at 10% per annum, compounded annually, and are due on demand. Interest expense included in the statement of operations for the six and three months ended July 31, 2008 totaled $201 and $113, respectively.

During the year ended January 31, 2008, several loans were granted from a third party company totaling $41,000. The loans are unsecured and are due on demand. On December 31, 2007, the Company agreed to begin paying interest on the first loan of $10,000 at 10% per annum, compounded annually. The additional loans also bear interest at 10% per annum, compounded annually. Interest expense included in the statement of operations for the six and three months ended July 31, 2008 totaled $2,039 and $1,031, respectively. Interest expense included in the statement of operations for the six and three months ended July 31, 2007 totaled Euro 0 (US $0) and Euro 0 (US $0), respectively.

During the year ended January 31, 2007, a loan was granted from a third party company for $190,000. The loan bears interest at 8% per annum, compounded annually, and was due July 18, 2008. On July 18, 2008, the loan was verbally extended and now bears interest at 10% per annum and is due on demand. Interest expense included in the statement of operations for the six and three months ended April 30, 2008 totaled $8,345 and $4,342, respectively. Interest expense included in the statement of operations for the six and three months ended April 30, 2007 totaled $7,581 and $3,874, respectively.

7.	RELATED PARTY TRANSACTIONS

Other receivables

At July 31, 2008 and January 31, 2008, included in other receivables –related parties is Euro 3,597 (US $5,605) and 3,597 (US $5,318), respectively, owed from a company with a common director and officer of Clyvia Technology for vehicle maintenance. At January 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 2,885 (US $3,740) owed to the same company for the use of a vehicle. Net vehicle costs paid for the six and three months ended July 31, 2008 totaled Euro 0 (US $0) and Euro 0 (US $0). Net vehicle costs paid for the six and three months ended July 31, 2007 totaled Euro 5,610 (US $7,528) and Euro 3,033 (US $4,109), respectively.

At July 31, 2008 and January 31, 2008, included in other receivables –related parties is Euro 1,042 (US $1,624) and Euro 1,042 (US $1,541), respectively, owed from a company with a common director and officer of Clyvia Technology for various operating expenses.

At January 31, 2008, included in other receivables –related parties is Euro 595 (US $879), owed from a managing director of Clyvia Technology for the personal portion of travel expenses.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008
(Unaudited)

7.	RELATED PARTY TRANSACTIONS (continued)

Accounts payable and accrued liabilities

At July 31, 2008 and January 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 55,285 (US $86,140) and Euro 69,221 (US $102,323), respectively, owed to a company related to a managing director of Clyvia Technology for the purchase of plant equipment. At July 31, 2008 and January 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 1,987 (US $3,096) and Euro 1,123 (US $1,658) owed to the same company for rent.

At July 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 7,055 (US $10,992) owed to an individual related to a former managing director of Clyvia Technology for scientific consulting services.

At July 31, 2008 included in accounts payable and accrued liabilities –related parties is $2,358 owed to an officer and director of the Company for consulting fees and reimbursement of expenses.

At July 31, 2008 and January 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 131,593 (US $205,037) and Euro 84,618 (US $125,082), respectively, owed to a former director and officer of the Company for management fees and reimbursement of expenses.

At July 31, 2008 and January 31, 2008, included in accounts payable and accrued liabilities –related parties is CAD $95 (US $93) and CAD $95 (US $95), respectively, owed to a former officer and director of the Company.

Loans payable

During the six months ended July 31, 2008, several loans were granted from a company that is the majority shareholder of Inventa totaling Euro 450,000 (US $701,154). The loans bears interest at 5% per annum and are due by either party providing one month’s notice at the end of a given month beginning December 31, 2008. Interest expense included in the statement of operations for the six and three months ended July 31, 2008 totaled Euro 3,333 (US $5,211) and Euro 3,333 (US $5,211), respectively.

During the six months ended July 31, 2008, several loans were granted from a company that is the majority shareholder of Inventa totaling Euro 164,000 (US $255,531). The loans bear interest at 10% per annum. One loan of Euro 35,000 (US $54,534) is due by either party providing one month’s notice at the end of a given month beginning December 31, 2008. The remaining loans are due by either party providing one month’s notice at the end of a given month beginning three months after the date of grant. The loans are secured by a total of 1,196,000 shares of the Company’s common stock which are owned by Inventa. Interest expense included in the statement of operations for the six and three months ended July 31, 2008 totaled Euro 3,559 (US $5,559) and Euro 3,395 (US $5,307), respectively.

During the six months ended July 31, 2008, two loans were granted from Inventa for Euro 200,000 (US $311,624) and Euro 15,000 (US $23,372), respectively. The loans bear interest at 8% per annum and are due by either party providing one month’s notice at the end of a given month. Interest expense included in the statement of operations for the six and three months ended July 31, 2008 totaled Euro 5,726 (US $8,910) and Euro 4,363 (US $6,822), respectively.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008
(Unaudited)

7.	RELATED PARTY TRANSACTIONS (continued)

Loans payable (continued)

During the year ended January 31, 2008, a loan was granted from a company related to a managing director of Clyvia Technology for Euro 28,000 (US $43,627). The loan bears interest at 8% per annum and is due by providing one month written notice at any quarter-end. Interest expense included in the statement of operations for the six and three months ended July 31, 2008 totaled Euro 1,300 (US $1,757) and Euro 579 (US $906), respectively. Interest expense included in the statement of operations for the six and three months ended July 31, 2007 totaled Euro 0 (US $0) and Euro 0 (US $0), respectively.

Other

Management fees paid to a former officer and director of the Company for the six and three months ended July 31, 2008 totaled Euro 45,000 (US $69,553) and Euro 22,500 (US $35,172), respectively. Management fees paid to a former officer and director of the Company for the six and three months ended July 31, 2007 totaled Euro 45,000 (US $60,732) and Euro 22,500 (US $31,084), respectively. Consulting fees paid to an officer and director of the Company for the six and three months ended July 31, 2008 totaled $6,000 and $3,000, respectively. Consulting fees paid to an officer and director of the Company for the six and three months ended July 31, 2007 totaled $6,000 and $3,000, respectively. Wages paid to officers and directors of Clyvia Technology for the six and three months ended July 31, 2008 totaled Euro 27,500 (US $42,480) and 11,250 (US $17,936), respectively. Wages paid to officers and directors of Clyvia Technology for the six and three months ended July 31, 2007 totaled Euro 52,500 (US $70,389) and 26,250 (US $35,562), respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Lease fees paid to a company related to a managing director of Clyvia Technology for the six and three months ended July 31, 2008 totaled Euro 3,542 (US $5,482) and Euro 1,771 (US $2,769). Lease fees paid to a company related to a managing director of Clyvia Technology for the six and three months ended July 31, 2007 totaled Euro 3,702 (US $4,966) and Euro 1,931 (US $2,616).

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
(Expressed in U.S. Dollars)
July 31, 2008
(Unaudited)

8.	COMMON STOCK (continued)

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
July 31, 2008
(Unaudited)

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

		Weighted Average
	Number	Exercise Price

Options outstanding, January 31, 2008	9,870,000	$0.98
Granted	-	-
Exercised	-	-
Expired	-	-
Options outstanding, July 31, 2008	9,870,000	$0.98

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

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008
(Unaudited)

9.	STOCK OPTIONS AND WARRANTS (continued) Stock Options (continued)

A summary of stock options outstanding at July 31, 2008 is as follows:

	Outstanding Options			Exercisable Options
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise		Contractual	Exercise		Contractual	Exercise
Price	Number	Life	Price	Number	Life	Price

2005 Stock Option Plan
$ 1.09	6,050,000	1.94	$1.09	6,050,000	1.94	$1.09
$ 1.00	100,000	3.04	$1.00	100,000	3.04	$1.00
2006 Stock Option Plan
$ 1.00	2,500,000	3.04	$1.00	2,500,000	3.04	$1.00
$ 0.40	1,220,000	3.95	$0.40	1,220,000	3.95	$0.40

On July 11, 2005, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	3.91%
Dividend yield rate	0.00%
Price volatility	117.00%
Weighted average expected life of options	4.95 years

On August 16, 2006, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.81%
Dividend yield rate	0.00%
Price volatility	76.47%
Weighted average expected life of options	5.0 years

On July 12, 2007, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	5.03%
Dividend yield rate	0.00%
Price volatility	101.45%
Weighted average expected life of options	5.0 years

The intrinsic value for all options outstanding was $Nil as of July 31, 2008 and January 31, 2008.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008
(Unaudited)

9.	STOCK OPTIONS AND WARRANTS (continued) Warrants

		Weighted Average
	Number	Exercise Price

Warrants outstanding, January 31, 2008	877,620	$1.14
Granted	-	-
Exercised	-	-
Expired	(877,620)	1.14
Warrants outstanding, July 31, 2008	-	$-

10.	SEGMENT INFORMATION

The Company’s operations following the acquisition of Clyvia Technology were conducted in one reportable segment, being the development and commercialization of the process known as catalytic depolymerization, in Germany. All of the Company’s property, plant and equipment are located in Germany.

11.	COMMITMENTS

On July 1, 2005, the Company entered into a management services contract with a director and officer of the Company effective July 1, 2005, to pay monthly management fees of 5,000 Euro (US $7,791). The agreement also specified a grant of options to purchase 250,000 shares of the Company’s common stock pursuant to the Company’s 2005 Stock Option Plan at an exercise price of $1.09 per share for a period of five years from the date of issuance. The stock options were granted July 11, 2005. The agreement was for a one-year term and was to automatically extend for additional one year terms on the anniversary date unless notice was given by the Company at least 90 days prior to renewal. On November 23, 2005, Clyvia Technology increased the monthly management fee to 7,500 Euro (US $11,686) effective January 1, 2006. On August 7, 2008, the director and officer resigned and terminated the management consulting agreement effective August 1, 2008.

On July 1, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective July 1, 2005, to pay monthly management fees of 2,300 Euro (US $3,584) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year. On November 23, 2005, Clyvia Technology increased the monthly management fee to 5,000 Euro (US $7,791) effective January 1, 2006. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 9). Effective February 24, 2008, the director and officer of Clyvia Technology resigned and began providing consulting services. The terms of the employment contract remain unchanged.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008
(Unaudited)

11.	COMMITMENTS

On September 1, 2005, Clyvia Technology entered into a lease agreement for tenancy of office space with a company related to a managing director of Clyvia Technology for a term of five years expiring September 1, 2010. The lease may be terminated by either party by providing twelve months notice. The lease agreement requires monthly lease payments of Euro 590 (US $919) plus taxes.

On November 24, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective January 1, 2006, to pay monthly management fees of 3,750 Euro (US $5,843) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract period is indefinite, may be terminated with one year notice and terminates at the age of 65. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 9).

12.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from
	Inception	Six	Six
	(December 21,	Months	Months
	2004) to	Ended	Ended
	July 31,	July 31,	July 31,
	2008	2008	2007

Cash paid for:
Interest	$8,174	$4,090	$916
Income taxes	$-	$-	$-

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

13.	SUBSEQUENT EVENTS

Subsequent to July 31, 2008, several loans totaling $5,450 were granted from a third party company The loans bear interest at 10% per annum and are due on demand.

On September 6, 2008, 1,500,000 options granted to a former officer and director of the Company expired as per the terms of his option grant.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTLS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II – Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, Quarterly Reports and Current Reports, that we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Clyvia” mean Clyvia Inc. and its subsidiaries unless otherwise indicated. The term “Clyvia GmbH” means our wholly owned subsidiary, Clyvia Technology GmbH. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six month period ended July 31, 2008 and changes in our financial condition from our fiscal year ended January 31, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended January 31, 2008 filed with the SEC on June 16, 2008.

Through Clyvia GmbH, we are developing and marketing a proprietary technology that utilizes a process known as fractional depolymerization to produce diesel fuel and heating oil from various types of recyclable waste materials (the “Fuel Technology”). We plan to earn revenues from the sale and construction of recycling/processing plants and from the sale of diesel fuel and heating oil produced at Clyvia GmbH’s pilot plant located in Wegberg-Wildenrath, Germany.

RECENT CORPORATE DEVELOPMENTS

1.

Effective August 7, 2008, Walter P.W. Notter resigned as our Chief Executive Officer, Chief Financial Officer, President, Treasurer and as a member of the Board of Directors. Mr. Notter resigned to pursue other business interests. There was no disagreement between Mr. Notter and the Company regarding any matter relating to the Company’s operations, policies or practices. In accordance with their terms, stock options to purchase 1,500,000 shares of our common stock granted to Mr. Notter while acting as one of our officers and directors expired on September 6, 2008, thirty days after his resignation.

Mr. John Boschert, our Secretary, was appointed in Mr. Notter’s place. Mr. Boschert has acted as our Secretary since June 28, 2005. We currently pay Mr. Boschert a management fee of $5,000 per month in accordance with the terms of a management consulting agreement that we entered into with Mr. Boschert on September 3, 2008.

2.	In August 2007, Clyvia GmbH had entered into a contract with Oeko + Bio Technologies AG (“Oeko Bio”) for the sale of 5 CL 500 fractional depolymerization plants. The contract had called for Oeko

Bio to pay Clyvia GmbH EUR 14,250,000 (approximately $22,203,210) for the ordered plants, and was subject to Oeko Bio’s ability to obtain financing for the project. We had previously been informed by Oeko Bio that it had received approval to begin the financing process; however, we have now received notice that they did not receive final regulatory approval. As a result, the contract with Oeko Bio has been cancelled.

PLAN OF OPERATION

Product Development and Improvement Objectives

We have completed the construction, principal testing and commissioning of our fractional depolymerization pilot plant. In addition, we have completed large scale test runs of the pilot plant and have made minor technical adjustments to optimize the pilot plant’s fractional depolymerization process. We have obtained a report from TÜV Rheinland Group (“TÜV”), an independent testing service, confirming that our pilot plant functions as claimed when waste oil is used as the input substance. We are currently working to obtain TÜV certification of our pilot plant’s functionality when using plastics as the input product.

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

Our ability to complete the above product development and improvement objectives is dependent on our ability to obtain substantial financing in the near term. In addition, if we obtain firm orders for the purchase of fractional depolymerization plants, of which there are no assurances, we may scale back our product development and improvement activities to focus our resources on constructing any ordered plants.

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

Clyvia GmbH has entered into an agreement with Biotherm Technologie AG (“Biotherm”) under which Biotherm has agreed to act as Clyvia GmbH’s worldwide sales agent. Biotherm will seek to generate sales for Clyvia GmbH’s products, will assist potential purchasers in arranging financing, and will provide after sales servicing. In exchange, Clyvia GmbH has agreed to pay Biotherm a commission of 20% of the base price for any Clyvia GmbH products sold.

We anticipate spending approximately EUR 2,000,000 (approximately $3,116,240) in pursuing the above plan of operation over the next twelve months. We currently do not have sufficient working capital to meet our anticipated needs for the next twelve months. We have not earned any significant revenues to date and there are no assurances that we will be able to do so in the future. In addition, we can not provide any assurances that our actual working capital needs for the next twelve months will not exceed the amounts that we have estimated. If we require additional financing, it is anticipated that such additional financing will likely be in the form of equity financing, as we do not expect there to be substantial debt financing available to us at this stage of our business.

Currently, we do not have any additional financing arrangements in place and there are no assurances that we will be able to obtain sufficient additional financing if needed. If we are not able to obtain sufficient financing, we may scale down our proposed plan of operation as necessary.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

		Three Months			Percentage		Six Months			Percentage
		Ended July		Ended July	Increase /		Ended July		Ended July	Increase /
		31, 2008		31, 2007	(Decrease)		31, 2008		31, 2007	(Decrease)
Revenue	$	Nil	$	Nil	n/a	$	Nil	$	Nil	n/a
Expenses		(365,617)		(1,010,114)	(63.8%)		(680,453)		(1,324,185)	(48.6%)
Other Items		(57,854)		(8,020)	621.4%		(57,365)		12,761	(549.5%)
Net Loss		$(423,471)		$(1,018,134)	(58.4%)		$(737,818)		$(1,311,424)	(43.7%)

Revenue and Other Income

During the six months ended July 31, 2008, we earned income from processing waste of $48,151.

We are presently still in the development stage of our business. To date, we have failed to earn significant income from our operations. Classified under Other Items are nominal amounts that we have earned from the processing of waste materials at our pilot plant located in Wegberg-Wildenwrath, Germany. Also classified under Other Items as miscellaneous income are nominal amounts earned by us for test runs conducted through our pilot plant and for preparing quotes for potential purchasers. Although we have entered into a number of distribution and sales agreements for recycling/processing plants based on our Fuel Technology, we have not yet completed the sale of any such plants, and there are no assurances that we will be able to complete the sale of any of our products or earn significant revenues in the future.

Operating Expenses

Our operating expenses for the three and six month periods ended July 31, 2008 and 2007 consisted of the following:

	Three Months		Percentage	Six Months		Percentage
	Ended July	Ended July	Increase /	Ended July	Ended July	Increase /
	31, 2008	31, 2007	(Decrease)	31, 2008	31, 2007	(Decrease)
Amortization	$81,678	$67,174	21.6%	$157,688	$81,098	94.4%
Management Fees	56,109	69,646	(19.4%)	118,033	137,121	(13.9%)
Professional Fees	126,008	165,645	(23.9%)	181,671	232,021	(21.7)%
Other Operating Expenses	111,506	130,437	(14.5%)	224,967	295,839	(24.0%)
Stock Based Compensation	-	577,156	(100.0%)	-	577,156	(100.0%)
Foreign Exchange Loss (Recovery)	(9,684)	56	(17,392.9%)	(1,906)	950	(300.6%)
Total Operating Expenses	$365,617	$1,010,114	(63.8%)	$680,453	$1,324,185	(48.6%)

Amortization expenses increased during the six months ended July 31, 2008 due to the depreciation and amortization of our pilot plant.

Management fees represent amounts paid as compensation to our executive officers and the executive officers of Clyvia GmbH during the respective year-end periods. The decrease in management fees for the three and six months ended July 31, 2008 is a result of the reclassification of amounts paid to Dr. Manfred Sappok, a former managing director of Clyvia GmbH, to professional fees. Dr. Sappok resigned as a managing director of Clyvia GmbH in February 2008, but continues to act as a consultant to Clyvia GmbH. Clyvia GmbH has agreed to pay Dr. Sappok a consulting fee equal to the management fees previously paid to him.

Professional fees consist primarily of amounts incurred in respect of consulting services related to the operation and development of our business, investor relations services and legal and accounting services.

Other operating expenses consist primarily of amounts spent on salaries and wages, advertising, and travel, as well as other miscellaneous office expenses. During the six months ended July 31, 2008, other operating expenses decreased due to reduced operating activities during the period.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At	At	Percentage
	July 31, 2008	January 31, 2008	Increase / (Decrease)
Current Assets	$43,800	$69,051	(36.6%)
Current Liabilities	(2,609,496)	(1,957,782)	33.3%
Working Capital Surplus (Deficiency)	$(2,565,696)	$(1,888,731)	35.8%

Cash Flows
	Six Months Ended July 31
	2008	2007
Cash Flows used in Operating Activities	$(756,826)	$(306,648)
Cash Flows used in Investing Activities	16,301	(229,713)
Cash Flows from Financing Activities	773,852	257,907
Effect of Foreign Currency Translation	(33,327)	6,594
Net Decrease in Cash During Period	$-	$(271,860)

As at July 31, 2008, we had bank indebtedness in the amount of $55,696. Included in current liabilities are approximately $307,716 due to related parties primarily on account of amounts owed for the purchase of plant and equipment and unpaid management fees and reimbursable expenses. The increase in our working capital deficit from our year ended January 31, 2008 is largely attributable to the fact that our only significant sources of financing during the period were short-term loans obtained from third parties and related parties.

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

During the three months ended July 31, 2008, we received an aggregate of EUR 64,000 ($99,729) in loans from BTec Holding AG (“BTec”) as follows:

(a)	EUR 35,000 ($54,539) with interest payable at a rate of 10% per annum, payable after December 31, 2008 upon one month’s advance written notice;

(b)	EUR 16,000 ($24,932) with interest payable at a rate of 10% per annum, payable after September 14, 2008 upon one month’s advance written notice; and

(c)	EUR 13,000 ($20,258) with interest payable at a rate of 10% per annum, payable after September 29, 2008 upon one month’s advance written notice.

As collateral for these loans, our majority stockholder, Inventa Holding GmbH (“Inventa”) has agreed to assign to BTec an aggregate of 446,000 shares of our common stock owned by Inventa.

In addition to these loans, BTec also paid to TriCon Immobilien GmbH (“TriCon”) an aggregate of EUR 450,000 ($701,154) on our behalf. The amounts paid by BTec included EUR 438,600 ($683,391) in loans and interest owed by us to TriCon, plus an additional EUR 11,400 ($17,763) owed by us to TriCon for unpaid consulting fees. In consideration for the amounts paid by BTec to TriCon, we agreed to repay the EUR 450,000 ($701,154) to BTec, with interest at a rate of 5% per annum, after December 31, 2008 upon one month’s advance written notice.

BTec currently owns a 40% interest in our majority stockholder, Inventa. BTec currently has an agreement with TriCon to acquire an additional 12% interest in Inventa owned by TriCon. Under the terms of its agreement with TriCon, BTec may direct the voting of the Inventa shares owned by TriCon until such time as it has completed the purchase of those shares from TriCon or the agreement is cancelled.

In addition to its agreement with TriCon, BTec has entered into agreements with Dr. Sappok and Dieter Wagels, the managing director of Clyvia GmbH, to acquire an additional 5.5% interest in Inventa from each of them.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.             CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Need For Financing

We currently do not have sufficient working capital to meet our anticipated needs during the next twelve months. We have not earned any significant revenues to date and there are no assurances that we will be able to do so in the future. In addition, there are no assurances that our actual working capital needs for the next twelve months will not exceed our estimates of those needs. If our actual working capital requirements are substantially greater than we have anticipated and/or we are not able to earn significant revenues, then we may be required to seek additional financing. We currently do not have any financing arrangements in place and there is no assurance that we will be able to acquire sufficient financing on terms acceptable to us or at all. If sufficient financing is not available when and if required, we may not be able to meet our financial obligations as they become due, and our business could fail.

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

Although Clyvia GmbH has reached a tentative agreement with NKW Niederlausitzer Kompostwerke GmbH (“NKW”) for the sale of a CL 500 plant, NKW has not yet placed a formal order for any plants based on our Fuel Technology due to financing difficulties. There is no assurance that NKW will complete the purchase of any fractional depolymerization plants from Clyvia GmbH.

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

Asserting And Defending Intellectual Property Rights May Impact Results Of Operations

The success of our business may depend on our ability to protect our proprietary process and technology from competitors. Our pilot plant and the recycling/processing plants that we will attempt to sell are based on our own technology, for which we were granted a patent from the GPTO. An objection has been filed with the GPTO against our patent. Although we have filed an appeal against this objection, there is no assurance that our appeal will be granted. If we are unsuccessful in our appeal, we may lose our patent rights to the Fuel Technology. If this occurs, competitors may be able to copy our technologies.

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

ITEM 6.               EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change.(2)
3.3	Articles of Amendment changing name from Rapa Mining Inc. to Clyvia Inc. (5)
3.4	By-Laws.(1)
10.1	Management Services Agreement between Walter P.W. Notter and the Company dated effective as of June 30, 2005.(5)
10.2	Amendment to Management Services Agreement between Walter P.W. Notter and the Company dated effective as of July 11, 2005.(5)
10.3	Exclusive Distribution Contract between Clyvia GmbH and Energy Recycling Systems Sarl (translated from German to English). (6)
10.4	Exclusive Distribution Contract between Clyvia GmbH and Grundstuecksgesellschaft FOCUS mbH & Co. Bau und Boden KG (translated from German to English). (6)
10.5	Letter Agreement amending the scope of non-exclusive distribution rights granted to Energy Recycling Systems Sarl (translated from German to English). (6)
10.6	2005 Stock Option Plan.(4)
10.7	2006 Stock Option Plan.(7)
10.8	Employment Contract between Clyvia GmbH and Manfred Sappok (translated from German to English).(7)
10.9	Letter from Clyvia GmbH to Manfred Sappok – Salary Increase (translated from German to English). (8)
10.10	Amendment Agreement to Employment Contract between Clyvia GmbH, Manfred Sappok and Clyvia Inc. (8)
10.11	Employment Contract between Clyvia GmbH and Dieter Wagels (translated from German to English).(7)
10.12	Amendment Agreement to Employment Contract between Clyvia GmbH, Dieter Wagels and Clyvia Inc.(8)
10.13	Loan Agreement dated January 3, 2008 for EUR 28,000 between DAST GmbH (as lender) and Clyvia Technology GmbH (as borrower).(9)
10.14	Loan Agreement dated April 1, 2008 for EUR 200,000 between Inventa Holding GmbH (as lender) and Clyvia Technology GmbH (as borrower).(9)
10.15	Loan Agreement dated April 2, 2008 for EUR 15,000 between Inventa Holding GmbH (as lender) and Clyvia Technology GmbH (as borrower).(9)
10.16	Loan Agreement dated April 24, 2008 for EUR 100,000 between BTec Holding AG (as lender) and Clyvia Technology GmbH (as borrower).(9)
10.17	Loan Agreement dated May 31, 2008 for EUR 35,000 between BTec Holding AG (as lender) and Clyvia Technology GmbH (as borrower).(9)
10.18	Management Consulting Agreement between the Company and John Boschert dated effective as of September 3, 2008.(10)
10.19	Loan Agreement dated June 16, 2008 for EUR 16,000 between BTec Holding AG (as lender) and Clyvia Technology GmbH (as borrower).
10.20	Loan Agreement dated July 1, 2008 for EUR 13,000 between BTec Holding AG (as lender) and Clyvia Technology GmbH (as borrower).
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 18, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 2, 2005.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on August 25, 2005.
(5)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 23, 2005.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 16, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 28, 2006.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 14, 2006.
(9)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on June 16, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 4, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLYVIA INC.

Date:	September 22, 2008	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer
and Principal Accounting Officer)