Form 10-Q
period 2008-10-31
CLYVIA INC
filed 2008-12-22
CIK 1282549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 16, 2008, the Registrant had 110,351,779 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended October 31, 2008 are not necessarily indicative of the results that can be expected for the year ending January 31, 2009.

CLYVIA INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

October 31, 2008
(Unaudited)

CLYVIA INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	October 31,	January 31,
	2008	2008
	(unaudited)

ASSETS

Current Assets
Cash	$143,348	$-
Other receivables	58,570	50,953
Other receivables –related parties (Note 7)	6,056	7,738
Prepaid expenses	4,807	10,360
Deferred tax asset, less valuation allowance $250,858 (2008 -$1,556,957)	-	-

Total Current Assets	212,781	69,051

Property, plant and equipment (Note 4)	2,911,258	3,452,418

Total Assets	$3,124,039	$3,521,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Bank indebtedness (Note 5)	$-	$48,077
Accounts payable and accrued liabilities	97,399	534,271
Accounts payable and accrued liabilities –related parties (Note 7)	222,266	230,158
Deposit –unearned income	-	66,519
Loans payable (Note 6)	298,178	1,037,122
Loans payable –related parties (Note 7)	1,230,064	41,635

Total Current Liabilities	1,847,907	1,957,782

Commitments (Note 11)

Stockholders’ Equity
Common stock (Note 8)
Authorized
525,000,000 common shares, par value $0.001
Issued and outstanding
October 31, 2008 -110,351,779 common shares
January 31, 2008 -102,351,779 common shares	110,352	102,352
Additional paid-in capital	15,138,990	14,231,239
Accumulated other comprehensive income:
Foreign currency translation adjustment	570,029	767,515
Deficit accumulated during the development stage	(14,543,239)	(13,537,419)

Total Stockholders’ Equity	1,276,132	1,563,687

Total Liabilities and Stockholders’ Equity	$3,124,039	$3,521,469

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Nine	Nine	Three	Three
	From Inception	Months	Months	Months	Months
	(December 21,	Ended	Ended	Ended	Ended
	2004) to October 31,	October 31,	October 31,	October 31,	October 31,
	2008	2008	2007	2008	2007

EXPENSES

Amortization	$501,328	$233,121	$151,917	$75,433	$70,819
Management fees	781,998	147,633	207,846	29,600	70,725
Professional fees	1,288,436	238,571	281,873	56,900	49,852
Other operating expenses	1,714,636	385,126	436,663	160,159	140,824
Stock-based compensation	9,963,954	-	577,156	-	-
Foreign currency loss (recovery)	227,501	(38,066)	5,781	(36,160)	4,831

LOSS BEFORE OTHER ITEMS
AND INCOME TAXES	(14,477,853)	(966,385)	(1,661,236)	(285,932)	(337,051)

OTHER ITEMS
Interest expense	(233,260)	(141,516)	(33,229)	(35,496)	(18,278)
Interest income	24,476	735	1,594	231	285
Income from processing waste	119,611	101,346	17,907	53,195	4,771
Miscellaneous income	23,787	-	13,267	-	-

LOSS BEFORE INCOME TAXES	(14,543,239)	(1,005,820)	(1,661,697)	(268,002)	(350,273)

Provision for income taxes	-	-	-	-	-

NET LOSS	(14,543,239)	(1,005,820)	(1,661,697)	(268,002)	(350,273)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	570,029	(197,486)	274,922	(303,912)	128,803

COMPREHENSIVE LOSS	$(13,973,210)	$(1,203,306.)	$(1,386,775)	$(571,914)	$(221,470)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.01)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		103,198,494	102,351,799	104,873,518	102,351,779

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Nine	Nine
	From Inception	Months	Months
	(December 21,	Ended	Ended
	2004) to October 31,	October 31,	October 31,
	2008	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(14,543,239)	$(1,005,820)	$(1,661,697)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	9,963,954	-	577,156
Amortization	501,328	233,121	150,654
Change in operating assets and liabilities
Increase in other receivables	(63,570)	(15,628)	(20,118)
Decrease (increase) in other receivables –related parties	(6,343)	895	(8,218)
Decrease in prepaid expenses	938	4,996	32,167
Increase (decrease) in accounts payable and accrued liabilities	290,933	(433,787)	308,205
Increase in accounts payable and accrued liabilities –related parties	215,694	(3,109)	187,287
Decrease in deposits –unearned revenue	-	(62,219)	-
Increase (decrease) in accrued interest payable	56,744	(28,516)	30,644

Net cash used in operating activities	(3,583,561)	(1,310,067)	(403,920)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of capital assets	(3,557,407)	(74,723)	(268,961)

Net cash provided by (used in) investing activities	(3,557,407)	(74,723)	(268,961)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank indebtedness	-	(36,311)	35,644
Cash acquired from Clyvia Inc.	7,654	-	-
Issuance of common stock for cash	5,299,018	915,751	-
Proceeds from loans payable	1,310,417	660,475	356,096

Net cash provided by financing activities	6,617,089	1,539,915	391,740

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	667,227	(11,777)	9,281

NET INCREASE (DECREASE) IN CASH	143,348	143,348	(271,860)

CASH, BEGINNING OF PERIOD	-	-	271,860

CASH, END OF PERIOD	$143,348	$143,348	$-

Supplemental Disclosure with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008
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

Effective September 1, 2005, the Company changed its name from Rapa Mining Inc. to Clyvia Inc.

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at October 31, 2008 and for all periods presented, have been included. Interim results for the period ended October 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
October 31, 2008
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
October 31, 2008
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Prepaid expenses

Prepaid expenses consist primarily of various prepaid operating expenses.

(e) Other receivables

Other receivables consist primarily of processing waste receivables and Value Added Tax in Germany.

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
October 31, 2008
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

(l) Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of October 31, 2008 and 2007, the 8,370,000 and 9,870,000 options outstanding respectively, have been excluded from diluted loss per share as they were anti-dilutive.

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
October 31, 2008
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
October 31, 2008
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(p) Recent accounting pronouncement (continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised—2007) ("SFAS No. 141(R)"). SFAS No. 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations and does not expect this statement to have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160"). The Statement requires that noncontrolling interests be reported as stockholders equity, a change that will affect the Company's financial statement presentation of minority interests in its consolidated subsidiaries. The Statement also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. The statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 and does not expect this statement to have a material impact on its financial position and results of operations.

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

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008
(Unaudited)

4.	PROPERTY, PLANT AND EQUIPMENT

	October 31,	January 31,
	2008	2008

Office equipment	$91,750	$100,349
Plant equipment	2,184,590	2,357,118
Laboratory equipment	26,371	29,316
Building	943,279	1,048,638
Land	166,596	185,204
	3,412,586	3,720,625
Accumulated depreciation	(501,328)	(268,207)

Net book value	$2,911,258	$3,452,418

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

5.	BANK INDEBTEDNESS

At October 31, 2008 and January 31, 2008, the Company had a consolidated bank indebtedness of $0 and $48,077, respectively. Clyvia Technology has an account overdraft limit of Euro 50,000 (US $65,266) which bears interest at 11.5% per annum and is secured by a company related to a managing director of Clyvia Technology. The overdraft bears interest at 16.5% per annum on any amounts exceeding the overdraft limit.

6.	LOANS PAYABLE

During the year ended January 31, 2008, several loans were granted from a third party company totaling Euro 90,000 (US $117,478). The loans bear interest at 8% per annum and were due December 31, 2008. During the nine months ended October 31, 2008, the loans and interest were repaid in full. Interest expense included in the statement of operations for the nine and three months ended October 31, 2008 totaled Euro 5,175 (US $7,824) and Euro 1,453 (US $2,064), respectively. Interest expense included in the statement of operations for the nine and three months ended July 31, 2007 totaled Euro 606 (US $843) and Euro 606 (US $843), respectively.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008
(Unaudited)

6.	LOANS PAYABLE (continued)

During the nine months ended October 31, 2008, two loans were granted from a third party individual for Euro 12,000 (US $15,664) and Euro 12,895 (US $16,832), respectively. The loans bears interest at 8.5% per annum and were due by either party providing one month’s notice at the end of a given month beginning June 30, 2008. The loans were extended to December 31, 2008. During the nine months ended October 31, 2008, the second loan and interest was repaid in full. Interest expense included in the statement of operations for the nine and three months ended October 31, 2008 totaled Euro 1,357 (US $2,042) and Euro 475 (US $674), respectively.

During the year ended January 31, 2008, a loan was granted from a third party individual for Euro 35,000 (US $45,686). The loan bears interest at 8.5% per annum and was due September 30, 2007. On September 26, 2007, the loan was extended until December 31, 2007. During the nine months ended October 31, 2008, the loan was extended to December 31, 2008. Interest expense included in the statement of operations for the nine and three months ended October 31, 2008 totaled Euro 2,380 (US $3,581) and Euro 816 (US $1,159), respectively. Interest expense included in the statement of operations for the nine and three months ended October 31, 2007 totaled Euro 758 (US $1,054) and Euro 758 (US $1,054), respectively.

During the year ended January 31, 2008, a loan was granted from a third party company for Euro 150,000 (US $195,797). In addition, the same third party company agreed to reclassify Euro 210,000 (US $274,116) of accounts payable to loans payable. The loans bore interest at 8.5% per annum and were due August 31, 2007. Subsequent to August 31, 2007, the loans were extended to December 31, 2007. Subsequent to December 31, 2007, Clyvia Technology and the lender entered into negotiations to extend the terms of the loans. Effective September 1, 2007, the loans bore interest at 10% per annum and effective January 1, 2008, the loans bore at 17.75% per annum. On June 6 and June 20, 2008, the loans and interest totaling Euro 438,600 (US $572,509) were repaid by a related party company. The related party company also repaid accounts payable of Euro 11,400 (US $14,881) to the same lender. The related party company then granted several new loans totaling Euro 450,000 (US $587,390). Interest expense included in the statement of operations for the nine and three months ended October 31, 2008 totaled Euro 38,879 (US $60,110) and Euro 0 (US $0), respectively. Interest expense included in the statement of operations for the nine and three months ended October 31, 2007 totaled Euro 4,765 (US $6,455) and Euro 4,765 (US $6,455), respectively.

During the nine months ended October 31, 2008, two loans were granted and repaid from a third party company for $2,500 and $2,000. The loans bore interest at 10% per annum, compounded annually, and were due on demand. Interest expense included in the statement of operations for the nine and three months ended October 31, 2008 totaled $286 and $85, respectively.

During the year ended January 31, 2008, several loans were granted from a third party company totaling $41,000. The loans are unsecured and are due on demand. On December 31, 2007, the Company agreed to begin paying interest on the first loan of $10,000 at 10% per annum, compounded annually. The additional loans also bear interest at 10% per annum, compounded annually. During the nine months ended October 31, 2008, $11,205 of the loans was repaid. Interest expense included in the statement of operations for the nine and three months ended October 31, 2008 totaled $2,999 and $960, respectively. Interest expense included in the statement of operations for the nine and three months ended October 31, 2007 totaled Euro 0 (US $0) and Euro 0 (US $0), respectively.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008
(Unaudited)

6.	LOANS PAYABLE (continued)

During the year ended January 31, 2007, a loan was granted from a third party company for $190,000. The loan bears interest at 8% per annum, compounded annually, and was due July 18, 2008. On July 18, 2008, the loan was verbally extended and now bears interest at 10% per annum and is due on demand. Interest expense included in the statement of operations for the nine and three months ended October 30, 2008 totaled $13,842 and $5,497, respectively. Interest expense included in the statement of operations for the nine and three months ended October 31, 2007 totaled $11,719 and $4,138, respectively.

7.	RELATED PARTY TRANSACTIONS

Other receivables

At October 31, 2008 and January 31, 2008, included in other receivables –related parties is Euro 4,640 (US $6,056) and 3,597 (US $5,318), respectively, owed from a company with a common director and officer of Clyvia Technology for vehicle maintenance. At January 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 2,885 (US $3,740) owed to the same company for the use of a vehicle. Net vehicle costs paid for the nine and three months ended October 31, 2008 totaled Euro 0 (US $0) and Euro 0 (US $0). Net vehicle costs paid for the nine and three months ended October 31, 2007 totaled Euro 8,237 (US $11,181) and Euro 2,627 (US $3,653), respectively.

At January 31, 2008, included in other receivables –related parties is Euro 1,042 (US $1,541), owed from a company with a common director and officer of Clyvia Technology for various operating expenses.

At January 31, 2008, included in other receivables –related parties is Euro 595 (US $879) owed from a managing director of Clyvia Technology for the personal portion of travel expenses.

Accounts payable and accrued liabilities

At October 31, 2008 and January 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 32,346 (US $42,222) and Euro 69,221 (US $102,323), respectively, owed to a company related to a managing director of Clyvia Technology for the purchase of plant equipment. At October 31, 2008 and January 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 582 (US $759) and Euro 1,123 (US $1,658) owed to the same company for rent.

At October 31, 2008 included in accounts payable and accrued liabilities –related parties is $5,226 owed to an officer and director of the Company for management consulting fees and reimbursement of expenses.

At October 31, 2008 and January 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 133,286 (US $173,980) and Euro 84,618 (US $125,082), respectively, owed to a former director and officer of the Company for management fees and reimbursement of expenses.

At October 31, 2008 and January 31, 2008, included in accounts payable and accrued liabilities –related parties is CAD $95 (US $79) and CAD $95 (US $95), respectively, owed to a former officer and director of the Company.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008
(Unaudited)

7.	RELATED PARTY TRANSACTIONS (continued)

Loans payable

During the nine months ended October 31, 2008, several loans were granted from a company that is the majority shareholder of Inventa totaling Euro 450,000 (US $587,391). The loans bear interest at 5% per annum and are due by either party providing one month’s notice at the end of a given month beginning December 31, 2008. Interest expense included in the statement of operations for the nine and three months ended October 31, 2008 totaled Euro 9,046 (US $13,327) and Euro 5,713 (US $8,116), respectively.

During the nine months ended October 31, 2008, several loans were granted from a company that is the majority shareholder of Inventa totaling Euro 234,000 (US $305,443). The loans bear interest at 10% per annum. One loan of Euro 35,000 (US $54,534) is due by either party providing one month’s notice at the end of a given month beginning December 31, 2008. The remaining loans are due by either party providing one month’s notice at the end of a given month beginning three months after the date of grant. The loans are secured by a total of 1,721,000 shares of the Company’s common stock which are owned by Inventa. Interest expense included in the statement of operations for the nine and three months ended October 31, 2008 totaled Euro 8,908 (US $13,252) and Euro 5,349 (US $7,693), respectively.

During the nine months ended October 31, 2008, two loans were granted from Inventa for Euro 200,000 (US $261,063) and Euro 15,000 (US $19,580), respectively. During the nine months ended October 31, 2008, the second loan and interest was repaid in full. The loans bear interest at 8% per annum and are due by either party providing one month’s notice at the end of a given month. During the nine months ended October 31, 2008, a third loan was granted from Inventa for Euro 1,036 (US $1,352). The loan is non-interest bearing and due on demand. Interest expense included in the statement of operations for the nine and three months ended October 31, 2008 totaled Euro 10,126 (US $15,161) and Euro 4,400 (US $6,251), respectively.

During the year ended January 31, 2008, a loan was granted from a company related to a managing director of Clyvia Technology for Euro 28,000 (US $36,549). The loan bears interest at 8% per annum and is due by providing one month written notice at any quarter-end. Interest expense included in the statement of operations for the nine and three months ended October 31, 2008 totaled Euro 1,891 (US $2,596) and Euro 591 (US $839), respectively. Interest expense included in the statement of operations for the nine and three months ended October 31, 2007 totaled Euro 0 (US $0) and Euro 0 (US $0), respectively.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008
(Unaudited)

7.	RELATED PARTY TRANSACTIONS (continued)

Other

Management fees paid to a former officer and director of the Company for the nine and three months ended October 31, 2008 totaled Euro 46,694 (US $72,171) and Euro 1,694 (US $2,618), respectively. Management fees paid to a former officer and director of the Company for the nine and three months ended October 31, 2007 totaled Euro 67,500 (US $91,950) and Euro 22,500 (US $31,217), respectively. Consulting fees paid to an officer and director of the Company for the nine and three months ended October 31, 2008 totaled $17,000 and $11,000, respectively. Consulting fees paid to an officer and director of the Company for the nine and three months ended October 31, 2007 totaled $9,000 and $3,000, respectively. Wages paid to officers and directors of Clyvia Technology for the nine and three months ended October 31, 2008 totaled Euro 38,750 (US $58,461) and 11,250 (US $15,981), respectively. Wages paid to officers and directors of Clyvia Technology for the nine and three months ended October 31, 2007 totaled Euro 78,750 (US $106,896) and 26,250 (US $36,508), respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Lease fees paid to a company related to a managing director of Clyvia Technology for the six and three months ended July 31, 2008 totaled Euro 5,314 (US $7,998) and Euro 1,771 (US $2,516). Lease fees paid to a company related to a managing director of Clyvia Technology for the nine and three months ended October 31, 2007 totaled Euro 5,474 (US $7,429) and Euro 1,771 (US $2,463).

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
(Expressed in U.S. Dollars)
October 31, 2008
(Unaudited)

8.	COMMON STOCK (continued)

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

On October 2, 2008, the Company issued 8,000,000 shares at a price of Euro 0.08125 (US $0.11) per share in a private placement transaction.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008
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

		Weighted Average
	Number	Exercise Price

Options outstanding, January 31, 2008	9,870,000	$0.98
Granted	-	-
Exercised	-	-
Expired	(1,500,000)	0.71
Options outstanding, October 31, 2008	8,370,000	$1.03

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

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008
(Unaudited)

9.	STOCK OPTIONS AND WARRANTS (continued) Stock Options (continued)

A summary of stock options outstanding at October 31, 2008 is as follows:

	Outstanding Options			Exercisable Options
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise		Contractual	Exercise		Contractual	Exercise
Price	Number	Life	Price	Number	Life	Price

2005 Stock Option Plan
$1.09	5,800,000	1.69	$ 1.09	5,800,000	1.69	$ 1.09
$1.00	100,000	2.79	$ 1.00	100,000	2.79	$ 1.00
2006 Stock Option Plan
$1.00	2,000,000	2.79	$ 1.00	2,000,000	2.79	$ 1.00
$0.40	470,000	3.69	$ 0.40	470,000	3.69	$ 0.40

On July 11, 2005, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	3.91%
Dividend yield rate	0.00%
Price volatility	117.00%
Weighted average expected life of options	4.95 years

On August 16, 2006, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.81%
Dividend yield rate	0.00%
Price volatility	76.47%
Weighted average expected life of options	5.0 years

On July 12, 2007, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	5.03%
Dividend yield rate	0.00%
Price volatility	101.45%
Weighted average expected life of options	5.0 years

The intrinsic value for all options outstanding was $Nil as of October 31, 2008 and January 31, 2008.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008
(Unaudited)

9.	STOCK OPTIONS AND WARRANTS (continued) Warrants

		Weighted Average
	Number	Exercise Price

Warrants outstanding, January 31, 2008	877,620	$1.14
Granted	-	-
Exercised	-	-
Expired	(877,620)	1.14
Warrants outstanding, October 31, 2008	-	$-

10.	SEGMENT INFORMATION

The Company’s operations following the acquisition of Clyvia Technology were conducted in one reportable segment, being the development and commercialization of the process known as catalytic depolymerization, in Germany. All of the Company’s property, plant and equipment are located in Germany.

11.	COMMITMENTS

On September 3, 2008, the Company entered into a management consulting contract with a director and officer of the Company effective August 1, 2008, to pay monthly management fees of $5,000. The agreement expires on February 28, 2009 unless earlier terminated by either party providing at least 60 days notice. If the agreement is not terminated by February 28, 2009, the agreement will continue on a month-to-month basis unless terminated by either party with 60 days notice.

On July 1, 2005, the Company entered into a management services contract with a director and officer of the Company effective July 1, 2005, to pay monthly management fees of 5,000 Euro (US $7,103). The agreement also specified a grant of options to purchase 250,000 shares of the Company’s common stock pursuant to the Company’s 2005 Stock Option Plan at an exercise price of $1.09 per share for a period of five years from the date of issuance. The stock options were granted July 11, 2005. The agreement was for a one-year term and was to automatically extend for additional one year terms on the anniversary date unless notice was given by the Company at least 90 days prior to renewal. On November 23, 2005, Clyvia Technology increased the monthly management fee to 7,500 Euro (US $10,654) effective January 1, 2006. On August 7, 2008, the director and officer resigned and terminated the management consulting agreement effective August 1, 2008.

CLYVIA INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008
(Unaudited)

11.	COMMITMENTS (continued)

On July 1, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective July 1, 2005, to pay monthly management fees of 2,300 Euro (US $3,267) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year. On November 23, 2005, Clyvia Technology increased the monthly management fee to 5,000 Euro (US $7,103) effective January 1, 2006. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 9). Effective February 24, 2008, the director and officer of Clyvia Technology resigned and began providing consulting services. The terms of the employment contract remain unchanged.

On September 1, 2005, Clyvia Technology entered into a lease agreement for tenancy of office space with a company related to a managing director of Clyvia Technology for a term of five years expiring September 1, 2010. The lease may be terminated by either party by providing twelve months notice. The lease agreement requires monthly lease payments of Euro 590 (US $838) plus taxes.

On November 24, 2005, Clyvia Technology entered into an employment contract with a director and officer of Clyvia Technology effective January 1, 2006, to pay monthly management fees of 3,750 Euro (US $5,327) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract period is indefinite, may be terminated with one year notice and terminates at the age of 65. On August 16, 2006, the management bonus of 1.5% of the selling price for each system sold was cancelled in exchange for 1,000,000 stock options (Note 9).

12.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from
	Inception	Nine	Nine
	(December 21,	Months	Months
	2004) to	Ended	Ended
	October 31,	October 31,	October 31,
	2008	2008	2007

Cash paid for:
Interest	$53,764	$49,680	$2,290
Income taxes	$-	$-	$-

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine month period ended October 31, 2008 and changes in our financial condition from our fiscal year ended January 31, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended January 31, 2008 filed with the SEC on June 16, 2008.

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

3.

On October 2, 2008, we completed a private placement offering to BTec Holding AG (“BTec”) of 8,000,000 shares of our common stock at a price of EUR 0.08125 per share or EUR 650,000 in the aggregate. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. BTec represented that it is not a US person as defined in Regulation S and that it was not acquiring the shares for the account or benefit of a US person. We did not make an offering to any person in the United States.

In addition to the shares of the Company acquired in the above private placement, BTec owns a 40% interest in Inventa Holding GmbH (“Inventa”), our majority stockholder, with the power to direct the voting of an aggregate of 52% of Inventa’s shareholder voting power. BTec also has agreements to acquire an additional 23% interest in Inventa from Inventa’s other shareholders.

PLAN OF OPERATION

Product Development and Improvement Objectives

We have completed the construction, principal testing and commissioning of our fractional depolymerization pilot plant. In addition, we have completed large scale test runs of the pilot plant and have made minor technical adjustments to optimize the pilot plant’s fractional depolymerization process. We have obtained a report from TÜV Rheinland Group (“TÜV”), an independent testing service, confirming that our pilot plant functions as claimed when waste oil is used as the input substance. We are currently working to obtain TÜV certification of our pilot plant’s functionality when using plastics as the input product. We hope to have TÜV’s certification in the first half of 2009.

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

In addition, we expect to work on making minor improvements and modifications to the Fuel Technology on an ongoing basis in order to increase its marketability. In 2009, a team of ten students, headed by Professor Manfred Geilhaupt, will study our Fuel Technology process with the goal of reducing the waste heat output, thereby reducing the overall energy demands of the process.

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

(b)

When not using the pilot plant to conduct test runs, we use the pilot plant to process used oil, bilge oil and/or other materials to produce diesel fuel or heating oil that we will sell directly to small oil companies and other potential buyers. The pilot plant contains two bulk storage tanks that can be used to store used oil or other input materials that we may use. In November 2008 we hired additional staff to operate the pilot plant with the objective of operating the plan on a 24/7 basis. Used oil is supplied from local oil collectors and from a major waste collection company. In 2009 we expect to begin processing plastics through the pilot plant, with plastics supplied form local farmers and waste treatment companies.

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

We anticipate spending approximately EUR 2,000,000 (approximately $2,610,625) in pursuing the above plan of operation over the next twelve months. We currently do not have sufficient working capital to meet our anticipated needs for the next twelve months. We have not earned any significant revenues to date and there are no assurances that we will be able to do so in the future. In addition, we can not provide any assurances that our actual working capital needs for the next twelve months will not exceed the amounts that we have estimated. If we require additional financing, it is anticipated that such additional financing will likely be in the form of equity financing, as we do not expect there to be substantial debt financing available to us at this stage of our business.

Currently, we do not have any additional financing arrangements in place and there are no assurances that we will be able to obtain sufficient additional financing if needed. If we are not able to obtain sufficient financing, we may scale down our proposed plan of operation as necessary.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage		Nine Months Ended		Percentage
	October 31,	October 31,	Increase /		October 31,	October 31,	Increase /
	2008	2007	(Decrease)		2008	2007	(Decrease)
Revenue	$-	$-	n/a		$-	$-	n/a
Expenses	(285,932)	(337,051)	(15.2%	)	(966,385)	(1,661,236)	(41.8%	)
Other Items	17,930	(13,222)	235.6%		(39,435)	(461)	8,454.2%
Net Loss	$(268,002)	$(350,273)	23.5%		$(1,005,820)	$(1,661,697)	(39.3%	)

Revenue and Other Income

We are presently still in the development stage of our business. To date, we have failed to earn significant revenues from our operations. Classified under Other Items are nominal amounts that we have earned from the processing of waste materials at our pilot plant located in Wegberg-Wildenwrath, Germany and nominal amounts earned by us for test runs conducted through our pilot plant and for preparing quotes for potential purchasers. Although we have entered into a number of distribution and sales agreements for recycling/processing plants based on our Fuel Technology, we have not yet completed the sale of any such plants, and there are no assurances that we will be able to complete the sale of any of our products or earn significant revenues in the future.

Operating Expenses

Our operating expenses for the three and nine month periods ended October 31, 2008 and 2007 consisted of the following:

	Three Months Ended		Percentage		Nine Months Ended		Percentage
	October 31,	October 31,	Increase /		October 31,	October 31,	Increase /
	2008	2007	(Decrease)		2008	2007	(Decrease)
Amortization	$75,433	$70,819	6.5%		$233,121	$151,917	53.5%
Management Fees	29,600	70,725	(58.1%	)	147,633	207,846	(29.0%	)
Professional Fees	56,900	49,852	14.1%		238,571	281,873	(15.4%	)
Other Operating	160,159	140,824	13.7%		385,126	436,663	(11.8%	)
Expenses
Stock Based	-	-	n/a		-	577,156	(100%	)
Compensation
Foreign Exchange Loss	(36,160)	4,831	848.5%		(38,066)	5,781	(758.5%	)
(Recovery)
Total Operating	$285,932	$337,051	(15.2%	)	$966,385	$1,661,236	(41.8%	)
Expenses

Additional amortization expenses for the nine months ended October 31, 2008 relate to the depreciation and amortization of our pilot plant.

Management fees represent amounts paid as compensation to our executive officers and the executive officers of Clyvia GmbH during the respective year-end periods. The decrease in management fees for the three and nine months ended October 31, 2008 is primarily a result of the reclassification of amounts paid to Dr. Manfred Sappok, a former managing director of Clyvia GmbH, to professional fees. Dr. Sappok resigned as a managing director of Clyvia GmbH in February 2008, but continues to act as a consultant to Clyvia GmbH. Clyvia GmbH has agreed to pay Dr. Sappok a consulting fee equal to the management fees previously paid to him.

Professional fees consist primarily of amounts incurred in respect of consulting services related to the operation and development of our business, investor relations services and legal and accounting services.

Other operating expenses consist primarily of amounts spent on salaries and wages, advertising, and travel, as well as other miscellaneous office expenses. During the nine months ended October 31, 2008, other operating expenses decreased due to reduced operating activities during the period.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At October 31, 2008	At January 31, 2008	Increase / (Decrease)
Current Assets	$212,781	$69,051	208.2%
Current Liabilities	(1,847,907)	(1,957,782)	(5.6%	)
Working Capital Surplus (Deficiency)	$(1,635,126)	$(1,888,731)	(13.4%	)

Cash Flows

	Nine Months Ended October 31
	2008	2007
Cash Flows used in Operating Activities	$(1,310,067)	$(403,920)
Cash Flows used in Investing Activities	(74,723)	(268,961)
Cash Flows from Financing Activities	1,539,915	391,740
Effect of Foreign Currency Translation	(11,777)	9,281
Net Increase (Decrease) in Cash During Period	$143,348	$(271,860)

Included in current liabilities at October 31, 2008 are approximately $222,266 due to related parties primarily on account of amounts owed for the purchase of plant and equipment and unpaid management fees and reimbursable expenses. Also included in current liabilities are $1,230,064 in loans received from Inventa Holding GmbH (“Inventa”), our majority shareholder, and from BTec Holding AG (“BTec”), the controlling shareholder of Inventa, and from a company owned by Dieter Wagels, a managing director of Clyvia GmbH and a significant shareholder of Inventa.

During the three months ended October 31, 2008, we received an aggregate of EUR 70,000 ($91,372) in loans from BTec as follows:

(a)	EUR 30,000 ($39,159) with interest payable at a rate of 10% per annum, payable after November 10, 2008 upon one month’s advance written notice;

(b)	EUR 15,000 ($19,580) with interest payable at a rate of 10% per annum, payable after November 25, 2008 upon one month’s advance written notice; and

(c)	EUR 25,000 ($32,633) with interest payable at a rate of 10% per annum, payable after December 30, 2008 upon one month’s advance written notice.

As collateral for these loans, Inventa has agreed to assign to BTec an aggregate of 525,000 shares of our common stock owned by Inventa.

BTec currently owns a 40% interest in Inventa. BTec currently has an agreement with TriCon to acquire an additional 12% interest in Inventa owned by TriCon. Under the terms of its agreement with TriCon, BTec may direct the voting of the Inventa shares owned by TriCon until such time as it has completed the purchase of those shares from TriCon or the agreement is cancelled.

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

Despite the financings received during the period ended October 31, 2008, we currently do not have sufficient working capital to meet our anticipated needs. We have not earned significant revenues to date and there are no assurances that we will be able to do so in the future. In addition, we can not provide any assurances that our actual working capital needs for the next twelve months will not exceed the amounts that we have estimated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended January 31, 2008 (the “2008 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2008 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 2, 2008, we issue 8,000,000 shares of our common stock at a price of EUR 0.08125 per share or EUR 650,000 in the aggregate to BTec Holding AG (“BTec”) pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. BTec is the controlling shareholder of Inventa Capital GmbH, our majority stockholder. See Part 1, Item 2 under “Liquidity and Capital Resources.”

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

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change.(2)
3.3	Articles of Amendment changing name from Rapa Mining Inc. to Clyvia Inc. (5)
3.4	By-Laws.(1)
10.1	Management Services Agreement between Walter P.W. Notter and the Company dated effective as of June 30, 2005.(5)
10.2	Amendment to Management Services Agreement between Walter P.W. Notter and the Company dated effective as of July 11, 2005.(5)
10.3	Exclusive Distribution Contract between Clyvia GmbH and Energy Recycling Systems Sarl (translated from German to English). (6)
10.4	Exclusive Distribution Contract between Clyvia GmbH and Grundstuecksgesellschaft FOCUS mbH & Co. Bau und Boden KG (translated from German to English). (6)
10.5	Letter Agreement amending the scope of non-exclusive distribution rights granted to Energy Recycling Systems Sarl (translated from German to English). (6)
10.6	2005 Stock Option Plan.(4)
10.7	2006 Stock Option Plan.(7)
10.8	Employment Contract between Clyvia GmbH and Manfred Sappok (translated from German to English).(7)
10.9	Letter from Clyvia GmbH to Manfred Sappok – Salary Increase (translated from German to English). (8)
10.10	Amendment Agreement to Employment Contract between Clyvia GmbH, Manfred Sappok and Clyvia Inc. (8)
10.11	Employment Contract between Clyvia GmbH and Dieter Wagels (translated from German to English).(7)
10.12	Amendment Agreement to Employment Contract between Clyvia GmbH, Dieter Wagels and Clyvia Inc.(8)
10.13	Loan Agreement dated January 3, 2008 for EUR 28,000 between DAST GmbH (as lender) and Clyvia Technology GmbH (as borrower).(9)
10.14	Loan Agreement dated April 1, 2008 for EUR 200,000 between Inventa Holding GmbH (as lender) and Clyvia Technology GmbH (as borrower).(9)
10.15	Loan Agreement dated April 2, 2008 for EUR 15,000 between Inventa Holding GmbH (as lender) and Clyvia Technology GmbH (as borrower).(9)
10.16	Loan Agreement dated April 24, 2008 for EUR 100,000 between BTec Holding AG (as lender) and Clyvia Technology GmbH (as borrower).(9)
10.17	Loan Agreement dated May 31, 2008 for EUR 35,000 between BTec Holding AG (as lender) and Clyvia Technology GmbH (as borrower).(9)
10.18	Management Consulting Agreement between the Company and John Boschert dated effective as of September 3, 2008.(10)
10.19	Loan Agreement dated June 16, 2008 for EUR 16,000 between BTec Holding AG (as lender) and Clyvia Technology GmbH (as borrower).(11)
10.20	Loan Agreement dated July 1, 2008 for EUR 13,000 between BTec Holding AG (as lender) and Clyvia Technology GmbH (as borrower).(11)
10.21	Loan Agreement dated August 12, 2008 for EUR 30,000 between BTec Holding AG (as lender) and Clyvia Technology GmbH (as borrower).
10.22	Loan Agreement dated August 28, 2008 for EUR 15,000 between BTec Holding AG (as lender) and Clyvia Technology GmbH (as borrower).
10.23	Loan Agreement dated October 1, 2008 for EUR 25,000 between BTec Holding AG (as lender) and Clyvia Technology GmbH (as borrower).

Exhibit
Number	Description of Exhibit
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 16, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 18, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 2, 2005.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on August 25, 2005.
(5)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 23, 2005.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on May 16, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 28, 2006.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on September 14, 2006.
(9)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on June 16, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 4, 2008.
(11)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on September 22, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLYVIA INC.

Date:	December 19, 2008	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer
and Principal Accounting Officer)